Form 10-Q
period 2023-10-31
AMERICAS CARMART INC
filed 2023-12-08
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 8, 2023
Common stock, par value $.01 per share	6,392,838

AMERICA’S CAR-MART, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

October 31, 2023 and April 30, 2023

(Dollars in thousands except share and per share amounts)	October 31, 2023	April 30, 2023
Assets:	(Unaudited)
Cash and cash equivalents	$4,313	$9,796
Restricted cash	90,180	58,238
Accrued interest on finance receivables	7,363	6,115
Finance receivables, net	1,105,236	1,063,460
Inventory	113,846	109,290
Income tax receivable, net	3,402	9,259
Prepaid expenses and other assets	30,488	26,039
Right-of-use asset	60,964	59,142
Goodwill	11,622	11,716
Property and equipment, net	59,735	61,682
Total Assets	$1,487,149	$1,414,737

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$22,400	$27,196
Deferred accident protection plan revenue	54,371	53,065
Deferred service contract revenue	71,446	67,404
Accrued liabilities	28,199	27,912
Deferred income tax liabilities, net	25,066	39,315
Lease liability	64,119	62,300
Non-recourse notes payable, net	579,030	471,367
Revolving line of credit, net	165,509	167,231
Total liabilities	1,010,140	915,790

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,711,731 and 13,701,468 issued at October 31, 2023 and April 30, 2023, respectively, of which 6,382,803 and 6,373,404 were outstanding at
October 31, 2023 and April 30, 2023, respectively	137	137
Additional paid-in capital	111,356	109,929
Retained earnings	662,505	685,802
Less: Treasury stock, at cost, 7,328,928 and 7,328,064 shares at October 31, 2023 and April 30, 2023, respectively	(297,489)	(297,421)
Total stockholders' equity	476,509	498,447
Non-controlling interest	100	100
Total equity	476,609	498,547

Total Liabilities, Mezzanine Equity and Equity	$1,487,149	$1,414,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)	America’s Car-Mart, Inc.

Three and Six Months Ended October 31, 2023 and 2022

	Three Months Ended October 31,		Six Months Ended October 31,
(Dollars in thousands except share and per share amounts)	2023	2022	2023	2022
Revenues:	(Unaudited)		(Unaudited)
Sales	$302,200	$303,554	$613,769	$598,031
Interest and other income	59,382	48,286	115,838	92,627

Total revenues	361,582	351,840	729,607	690,658

Costs and expenses:
Cost of sales	198,563	206,142	402,442	399,257
Selling, general and administrative	44,863	42,911	91,333	86,145
Provision for credit losses	135,395	88,828	231,718	165,068
Interest expense	16,582	8,350	30,856	15,695
Depreciation and amortization	1,696	1,309	3,389	2,460
Loss on disposal of property and equipment	74	242	240	251
Total costs and expenses	397,173	347,782	759,978	668,876

(Loss) Income before taxes	(35,591)	4,058	(30,371)	21,782

Provision for income taxes	(8,128)	919	(7,094)	4,946

Net (loss) income	$(27,463)	$3,139	$(23,277)	$16,836

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(20)	(20)

Net (loss) income attributable to common stockholders	$(27,473)	$3,129	$(23,297)	$16,816

Earnings per share:
Basic	$(4.30)	$0.49	$(3.65)	$2.64
Diluted	$(4.30)	$0.48	$(3.65)	$2.56

Weighted average number of shares used in calculation:
Basic	6,386,208	6,368,840	6,383,956	6,371,083
Diluted	6,386,208	6,548,271	6,383,956	6,574,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)	America’s Car-Mart, Inc.

Six Months Ended October 31, 2023 and 2022

	Six Months Ended October 31,
(In thousands)	2023	2022
	(Unaudited)
Operating Activities:
Net (loss) income	$(23,277)	$16,836
Adjustments to reconcile net (loss) income to net cash
Provision for credit losses	231,718	165,068
Losses on claims for accident protection plan	15,173	11,232
Depreciation and amortization	3,389	2,460
Amortization of debt issuance costs	2,780	3,335
Loss on disposal of property and equipment	146	251
Impairment of goodwill	94	-
Stock based compensation	1,739	2,798
Deferred income taxes	(14,249)	5,171
Excess tax benefit from share based compensation	213	206
Change in operating assets and liabilities:
Finance receivable originations	(580,082)	(580,838)
Loan origination costs	(10)	(36)
Finance receivable collections	218,208	206,358
Accrued interest on finance receivables	(1,248)	(456)
Inventory	65,123	46,226
Prepaid expenses and other assets	(2,522)	(2,811)
Accounts payable and accrued liabilities	(4,317)	5,660
Deferred accident protection plan revenue	1,306	13,328
Deferred service contract revenue	4,042	14,402
Income taxes, net	5,644	(4,321)
Net cash used in operating activities	(76,130)	(95,131)

Investing Activities:
Purchase of investments	-	(225)
Purchase of property and equipment	(2,149)	(14,050)
Proceeds from sale of property and equipment	561	10
Net cash used in investing activities	(1,588)	(14,265)

Financing Activities:
Exercise of stock options	(455)	1,216
Issuance of common stock	143	149
Purchase of common stock	(68)	(5,196)
Dividend payments	(20)	(20)
Change in cash overdrafts	1,416	-
Debt issuance costs	(4,091)	(39)
Issuances of non-recourse notes payable	360,340	-
Payments on non-recourse notes payable	(250,935)	(149,184)
Proceeds from revolving line of credit	276,266	271,177
Payments on revolving line of credit	(278,419)	(14,200)
Net cash provided by financing activities	104,177	103,903

Increase (decrease) in cash, cash equivalents, and restricted cash	26,459	(5,493)
Cash, cash equivalents, and restricted cash beginning of period	68,034	42,587

Cash, cash equivalents, and restricted cash end of period	$94,493	$37,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.

Three and Six Months Ended October 31, 2023

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2023	13,701,468	$137	$109,929	$685,802	$(297,421)	$100	$498,547

Issuance of common stock	2,921	-	78	-	-	-	78
Stock options exercised	6,493	-	(455)	-	-	-	(455)
Purchase of treasury shares	-	-	-	-	(68)	-	(68)
Stock based compensation	-	-	2,451	-	-	-	2,451
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	4,186	-	-	4,186

Balance at July 31, 2023 (Unaudited)	13,710,882	$137	$112,003	$689,978	$(297,489)	$100	$504,729

Issuance of common stock	849	-	65	-	-	-	65
Stock based compensation	-	-	(712)	-	-	-	(712)
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net (loss)	-	-	-	(27,463)	-	-	(27,463)

Balance at October 31, 2023 (Unaudited)	13,711,731	$137	$111,356	$662,505	$(297,489)	$100	$476,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.

Three and Six Months Ended October 31, 2022

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2022	13,642,185	$136	$103,113	$665,410	$(292,225)	$100	$476,534

Issuance of common stock	30,484	1	84	-	-	-	85
Stock options exercised	23,000	-	1,216	-	-	-	1,216
Purchase of 57,856 treasury shares	-	-	-	-	(5,196)	-	(5,196)
Stock based compensation	-	-	1,978	-	-	-	1,978
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	13,697	-	-	13,697

Balance at July 31, 2022 (Unaudited)	13,695,669	$137	$106,391	$679,097	$(297,421)	$100	$488,304

Issuance of common stock	1,235	-	64	-	-	-	64
Stock based compensation	-	-	820	-	-	-	820
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	3,139	-	-	3,139

Balance at October 31, 2022 (Unaudited)	13,696,904	$137	$107,275	$682,226	$(297,421)	$100	$492,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of October 31, 2023, the Company operated 153 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2023, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of October 31, 2023 and 2022, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2023 are not necessarily indicative of the results that may be expected for the year ending April 30, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2023.

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

Reclassifications

Accident protection plan (“APP”) claims in the amount of approximately $11.0 million in the prior year financial statements were reclassified to conform with the current year presentation. For the year ended April 30, 2023, APP reserves of $5.7 million were reclassed out of accrued liabilities to reserve against finance receivables and $5.3 million of estimated APP insurance receivables were reclassed out of finance receivables to prepaid expenses and other assets. The reclassification had no effect on the prior year net income or shareholder’s equity.

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

As of October 31, 2023, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by limiting the amount it invests in one institution.

Restrictions on Distributions / Dividends

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

Restricted cash consisted of the following at October 31, 2023 and April 30, 2023:

(In thousands)	October 31, 2023	April 30, 2023

Restricted cash from collections on auto finance receivables	$54,563	$34,442
Restricted cash on deposit in reserve accounts	35,617	23,796

Restricted Cash	$90,180	$58,238

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry a weighted average interest rate of approximately 16.9% using the simple effective interest method including any deferred fees. In December 2022, the Company changed the interest rate on new originations of installment sale contracts to 18% (from 16.5%) in all states in which it operates, except for Arkansas (remains at 16.5%), Illinois (remains at 19.5 – 21.5%) and Smart Auto dealerships in Tennessee (which originate at up to 23.0%). Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($7.4 million at October 31, 2023 and $6.1 million at April 30, 2023 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is three days or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered after 90 days. Customer payments are set to match their payday with approximately 78% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. On October 31, 2023, 3.6% of the Company’s finance receivable balances were 30 days or more past due, consistent with 3.6% at April 30, 2023.

Substantially all of the Company’s installment sale contracts involve contracts made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders. Contracts made with buyers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than contracts made with buyers with better credit. At the time of originating an installment sale contract, the Company requires customers to meet certain criteria that demonstrate their intent and ability to pay for the financed principal and interest on the vehicle they are purchasing. However, the Company recognizes that their customer base is at a higher risk of default given their impaired or limited credit histories.

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

Periodically, the Company enters into contract modifications with its customers to extend or modify the payment terms. The Company only enters into a contract modification or extension if it believes such action will increase the amount of money the Company will ultimately realize on the customer’s account and will increase the likelihood of the customer being able to pay off the installment sale contract. At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. No other concessions are granted to customers, beyond the extension of additional time, at the time of modifications. Modifications are minor and are made for payday changes, minor vehicle repairs and other reasons. For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis. Other repossessions are performed by Company personnel or third-party repossession agents. Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company dealership or sold for cash on a wholesale basis primarily through physical or online auctions.

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. On average, accounts are approximately 76 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses. The amount of the net repossession and charge-off loss is also reduced by any deferred service contract and accident protection plan revenue at the time of charge-off.

During the quarter ended October 31, 2023, the Company implemented third-party software to assist in calculating the Company’s allowance for credit losses. After implementing, the Company’s quantitative portion of the allowance for credit losses was measured using an undiscounted cash flow (“CF”) model. Whereby the undiscounted CF are adjusted by a prepayment rate and then the loss rate is applied and compared to the amortized cost basis of finance receivables to reflect management’s estimate of expected credit losses. The CF model is based on installment sale contract level characteristics of the Company’s finance receivables, such as the contractual payment structure, maturity date, payment frequency for recurring payments, and interest rates, as well as the following assumptions:

●	a historical loss period, which represents a full economic credit cycle utilizing loss experience, to calculate the historical loss rate; and

●	static annualized historical rate based on average time of charge-off; and

●	expected prepayment rates based on our historical experience, which also incorporates non-standard contractual payments such as down payments made during the first ninety-days or annual seasonal payments.

The Company’s allowance for credit losses also considers qualitative factors not captured within the CF modeled results such as changes in underwriting and collection practices, economic trends, changes in volume and terms of installment sales contracts, credit quality trends, installment sale contract review results, collateral trends, and concentrations of credit. The Company’s qualitative factors incorporate a macroeconomic variable forecast of inflation over a reasonable and supportable forecast period of one year that affects its customers’ non-discretionary income and ability to repay. The reasonable and supportable forecast period of one year is based on management’s current review of the reliability of extended forecasts and is applied as an adjustment to the historical loss rate.

As a result of this update to our methodology and the recent performance of our loan portfolio, the Company increased the provision for credit losses by $28.0 million and decreased net income by $21.8 million, or basic earnings per share loss of $3.40 per share, upon implementation of the third-party software on our condensed consolidated statement of operations during the three months ended October 31, 2023. This change in estimate took place during the quarter ended October 31, 2023 and had no effect on past periods.

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover net credit losses expected over the remaining life of the installment sales contracts in the portfolio at the measurement date. At October 31, 2023, the weighted average total contract term was 47.3 months with 36.5 months remaining. The allowance for credit losses at October 31, 2023, $344 million, was 26.04% of the principal balance in finance receivables of $1.5 billion, less deferred APP revenue of $54.4 million and deferred service contract revenue of $71.4 million, less pending APP claims of $15.3 million. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. At October 31, 2023, anticipated losses did not exceed deferred accident protection plan revenues. No such liability was required at October 31, 2023 or April 30, 2023.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. There was no impairment of goodwill during the 2023 fiscal year. At October 31, 2023, the Company evaluated goodwill and noted there was an immaterial impairment due to a closed dealership during the first quarter of 2024.

Goodwill totaled $11.6 million at October 31, 2023 and $11.7 million at April 30, 2023.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 23.4% and 22.7% for the six months ended October 31, 2023 and October 31, 2022, respectively. Total income tax expense for the six months ended October 31, 2023 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $213,000 and $206,000 for the six months ended October 31, 2023 and 2022, respectively, related to excess tax benefits on share based compensation.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of October 31, 2023 or April 30, 2023.

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

Sales for the three and six months ended October 31, 2023 and 2022 consisted of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
(In thousands)	2023	2022	2023	2022

Sales – used autos	$261,336	$263,743	$534,804	$522,795
Wholesales – third party	13,587	17,223	26,024	31,042
Service contract revenue	17,649	14,002	33,996	27,188
Accident protection plan revenue	9,629	8,586	18,946	17,006

Total	$302,200	$303,554	$613,769	$598,031

At October 31, 2023 and 2022, finance receivables more than 90 days past due were approximately $7.4 million and $3.5 million, respectively. Late fee revenues totaled approximately $2.4 million and $2.0 million for the six months ended October 31, 2023 and 2022, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the six months ended October 31, 2023 that was included in the April 30, 2023 deferred service contract revenue was $22.1 million.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company recorded a discrete income tax benefit of approximately $213,000 and $206,000 for the six months ended October 31, 2023 and 2022, respectively. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

Adopted in the Current Period

In March 2022, the FASB issued an accounting pronouncement (ASU 2022-02) related to troubled debt restructurings (“TDRs”) and vintage disclosures for financing receivables. The amendments in this update eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard on May 1, 2023 under a prospective basis. In regard to installment sale contract modifications, management notes that the Company primarily modifies a customer’s installment sale contract to allow for insignificant payment delays. This type of modification is generally done to account for payday changes for the customer and minor vehicle repairs.

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry a fixed interest rate of 18.0% for all states except Arkansas (remains at 16.5%), Illinois (remains at 19.5% – 21.5%) and Smart Auto dealerships in Tennessee (which originate at up to 23.0%), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 69 months. The Company’s finance receivables are defined as one segment and one class of contracts, which is sub-prime consumer automobile contracts. The level of risks in the Company’s finance receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	October 31, 2023	April 30, 2023

Gross contract amount	$1,872,863	$1,752,149
Less: unearned finance charges	(409,465)	(378,777)
Principal balance	1,463,398	1,373,372
Less: estimated insurance receivables for APP claims	(7,237)	(5,694)
Less: allowance for APP claims	(7,305)	(5,310)
Less: allowance for credit losses	(344,330)	(299,608)
Finance receivables, net	1,104,526	1,062,760
Loan origination costs	710	700
Finance receivables, net, including loan origination costs	1,105,236	1,063,460

Changes in the finance receivables, net are as follows:

	Six Months Ended October 31,
(In thousands)	2023	2022

Balance at beginning of period	$1,062,760	$855,423
Finance receivable originations	580,082	580,838
Finance receivable collections	(218,208)	(206,358)
Provision for credit losses	(231,718)	(165,068)
Losses on claims for accident protection plan	(15,173)	(11,232)
Inventory acquired in repossession and accident protection plan claims	(73,217)	(76,042)

Balance at end of period	$1,104,526	$977,561

Changes in the finance receivables allowance for credit losses are as follows:

	Six Months Ended October 31,
(In thousands)	2023	2022

Balance at beginning of period	$299,608	$237,823
Provision for credit losses	231,718	165,068
Charge-offs	(255,685)	(190,609)
Recovered collateral	68,689	60,448

Balance at end of period	$344,330	$272,730

Amounts recovered from previously written-off accounts were approximately $1.4 million and $1.2 million for the six months ended October 31, 2023 and 2022, respectively. These amounts are netted against recovered collateral in the table above.

Our allowance for credit losses increased during the first six months of fiscal year 2024 by $44.7 million or 14.9%, which majority of the increase relates to the $28 million increase in second quarter. Structural changes to our portfolio continue to drive an increase in the provision for credit losses. The charge-offs net of recovered collateral were impacted by a higher frequency of losses compared to the prior year as well as a higher severity of losses driven by lower recovery values and longer contract terms.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	October 31, 2023		April 30, 2023		October 31, 2022
	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$1,121,215	76.62%	$1,166,860	84.96%	$1,028,291	81.63%
3 - 29 days past due	290,123	19.83%	156,943	11.43%	185,434	14.72%
30 - 60 days past due	37,602	2.57%	37,214	2.71%	35,258	2.80%
61 - 90 days past due	7,068	0.48%	8,407	0.61%	7,151	0.57%
> 90 days past due	7,390	0.51%	3,948	0.29%	3,515	0.28%
Total	$1,463,398	100.00%	$1,373,372	100.00%	$1,259,649	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end. Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors. The above categories are consistent with internal operational measures used by the Company to monitor credit results. The current quarter closed on a Tuesday, which is historically the highest delinquency day of the week.

Substantially all of the Company’s installment sale contracts involve contracts made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders. Contracts made with buyers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than contracts made with buyers with better credit. The Company monitors customer scores, contract term length, payment to income, down payment percentages, and collections for credit quality indicators.

	Six Months Ended October 31,
	2023	2022

Average total collected per active customer per month	$534	$515
Principal collected as a percent of average finance receivables	15.2%	17.4%
Average down-payment percentage	4.9%	5.2%
Average originating contract term (in months)	44.1	42.7

	As of
	October 31, 2023	October 31, 2022
Portfolio weighted average contract term, including modifications (in months)	47.3	44.8

Although total dollars collected per active customer increased 3.7% year over year, principal collections as a percentage of average finance receivables were lower in the current year quarter compared to the prior year quarter primarily due to the average term increases. Overall collections have also been negatively impacted by the current inflationary environment. The portfolio weighted average contract term increased primarily due to the increased average selling price, up $869 or 4.8%, from the prior year period.

When customers apply for financing, the Company’s proprietary scoring model relies on the customers’ credit histories and certain application information to evaluate and rank their risk. The Company obtains credit histories and other credit data that includes information such as number of different addresses, age of oldest record, high risk credit activity, job time, time at residence and other factors. The application information that is used includes income, collateral value and down payment. The scoring models yield credit grades that represent the relative likelihood of repayment. Customers with the highest probability of repayment are 6 rated customers. Customers assigned a lower grade are determined to have a lower probability of repayment. For installment sales contracts that are approved, the credit grade influences the terms of the agreement, such as the maximum amount financed, term length and minimum down payment. After origination, credit grades are generally not updated.

The Company uses a combination of the initial credit grades and historical performance to monitor the credit quality of the finance receivables on an ongoing basis, and the accuracy of the scoring model is validated periodically. Installment sale contract performance is reviewed on a recurring basis to identify whether the assigned grades adequately reflect the customers’ likelihood of repayment.

The following table presents a summary of finance receivables by credit quality indicator, as of October 31, 2023, segregated by customer score.

As of October 31, 2023

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2024	2023	2022	2021	2020	2020	Total	%
1-2	$26,044	$23,346	$7,271	$1,127	$150	$13	$57,951	4.0%
3-4	$189,850	$190,995	$64,672	$11,479	$643	$246	$457,885	31.3%
5-6	$317,130	$411,515	$178,564	$37,177	$2,485	$691	$947,562	64.8%
Total	$533,024	$625,856	$250,507	$49,783	$3,278	$950	$1,463,398	100.0%

Gross charge-offs	$36,228	$153,765	$54,307	$10,301	$791	$293	$255,685

The following table presents a summary of finance receivables by credit quality indicator, as of October 31, 2022, segregated by customer score.

As of October 31, 2022

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2023	2022	2021	2020	2019	2019	Total	%
1-2	$23,888	$22,264	$5,838	$741	$12	$-	$52,743	4.2%
3-4	$174,553	$167,298	$48,272	$4,422	$157	$9	$394,711	31.3%
5-6	$329,882	$359,342	$110,775	$11,677	$505	$14	$812,195	64.5%
Total	$528,323	$548,904	$164,885	$16,840	$674	$23	$1,259,649	100.0%

D – Property and Equipment, Net

A summary of property and equipment is as follows:

(In thousands)	October 31, 2023	April 30, 2023

Land	$11,998	$12,386
Buildings and improvements	23,439	20,894
Furniture, fixtures and equipment	19,559	18,989
Leasehold improvements	49,533	47,315
Construction in progress	2,226	7,176
Less: accumulated depreciation and amortization	(47,020)	(45,078)

Total	$59,735	$61,682

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	October 31, 2023	April 30, 2023

Employee compensation	$10,139	$11,197
Deferred sales tax (see Note B)	8,571	8,543
Fair value of contingent consideration	1,943	1,943
Other	7,546	6,229

Total	$28,199	$27,912

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	October 31, 2023	April 30, 2023
Revolving line of credit	$166,364	$168,516
Debt issuance costs	(855)	(1,285)

Revolving line of credit, net	$165,509	$167,231

Non-recourse notes payable - 2022 Issuance	$52,668	$134,137
Non-recourse notes payable - 2023-1 Issuance	235,672	338,777
Non-recourse notes payable - 2023-2 Issuance	293,979	-
Debt issuance costs	(3,289)	(1,547)

Non-recourse notes payable, net	$579,030	$471,367

Total debt	$744,539	$638,598

Revolving Line of Credit

At October 31, 2023, the Company and its subsidiaries have $600.0 million of permitted borrowings under a revolving line of credit. The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities with a scheduled maturity date of September 29, 2024. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally SOFR plus 2.75%, with a minimum of 2.25% or for non-SOFR amounts the base rate of 8.50% at October 31, 2023 and 8.25% at April 30, 2023. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see note B).

The Company was in compliance with the covenants at October 31, 2023. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at October 31, 2023, the Company had additional availability of approximately $86.3 million under the revolving credit facilities.

Non-Recourse Notes Payable

The Company has issued three separate series of asset-backed non-recourse notes (known as the “2022 Issuance”, “2023-1 Issuance” and “2023-2 Issuance”). The 2022 Issuance consists of $400.0 million in principal amount of non-recourse asset-back notes issued in four classes with a weighted average fixed coupon rate of 5.14% per annum. The 2023-1 Issuance consists of $400.2 million in principal amount of non-recourse asset-back notes issued in four classes with a weighted average fixed coupon rate of 8.68% per annum, and the 2023-2 Issuance consists of $360.3 million in principal amount of non-recourse asset-back notes issued in two classes with a weighted averaged fixed coupon rate of 8.80% per annum. All three issuances are collateralized by installment sale contracts directly originated by the Company. Credit enhancement for the non-recourse notes payable consists of overcollateralization, a reserve account funded with an initial amount of not less than 2.0% of the pool balance, excess interest on the auto finance receivables, and in some cases, the subordination of certain payments to noteholders of less senior classes of notes. The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto finance receivables. Notes payable related to the term securitization transactions accrue interest predominately at fixed rates and have scheduled maturities through April 20, 2029, January 22, 2030, and June 20, 2030, respectively, but may mature earlier, depending upon repayment rate of the underlying auto finance receivables.

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

The estimated fair values, and related carrying amounts, of the financial instruments included in the Company’s financial statements at October 31, 2023 and April 30, 2023 are as follows:

	October 31, 2023		April 30, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$4,313	$4,313	$9,796	$9,796
Restricted cash	90,180	90,180	58,238	58,238
Finance receivables, net	1,105,236	679,720	1,063,460	654,028
Accounts payable	22,400	22,400	27,196	27,196
Revolving line of credit, net	165,509	165,509	167,231	167,231
Non-recourse notes payable	579,030	579,085	471,367	470,209

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

Weighted average shares outstanding-basic	6,386,208	6,368,840	6,383,956	6,371,083
Dilutive options and restricted stock	-	179,431	-	203,845

Weighted average shares outstanding-diluted	6,386,208	6,548,271	6,383,956	6,574,928

Antidilutive securities not included:
Options	207,500	357,500	447,500	577,500
Restricted stock	5,033	31,227	5,033	36,359

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at October 31, 2023 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $1.7 million ($1.3 million after tax effects) and $2.8 million ($2.1 million after tax effects) for the six months ended October 31, 2023 and 2022, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

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

.

Restated Option Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 1, 2033
Shares available for grant at October 31, 2023	265,000

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Six Months Ended October 31,
	2023	2022
Expected terms (years)	5.5	5.5
Risk-free interest rate	3.66%	3.59%
Volatility	58%	55%
Dividend yield	-	-

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

There were 35,000 and 137,500 options granted during the six months ended October 31, 2023 and 2022, respectively. The grant-date fair value of options granted during the six months ended October 31, 2023 and 2022 was $1.5 million and $5.0 million, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $947,000 ($727,000 after tax effects) and $2.2 million ($1.7 million after tax effects) for the six months ended October 31, 2023 and 2022, respectively. As of October 31, 2023, the Company had approximately $2.9 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 1.5 years.

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

During the six months ended October 31, 2023, there were 30,000 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 23,507 shares to satisfy the exercise price and applicable withholding taxes to acquire 6,493 shares. There were no options exercised through net settlements during the six months ended October 31, 2022.

The aggregate intrinsic value of outstanding options at October 31, 2023 and 2022 was $4.1 million and $5.1 million, respectively. As of October 31, 2023, there were 420,900 vested and exercisable stock options outstanding with an aggregate intrinsic value of $3.8 million, a weighted average remaining contractual life of 1.9 years, and a weighted average exercise price of $75.56.

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

There were 5,033 restricted shares granted during the six months ended October 31, 2023 and 27,132 restricted shares granted during the six months ended October 31, 2022. A total of 70,026 shares remained available for award at October 31, 2023. There were 161,001 unvested restricted shares outstanding as of October 31, 2023 with a weighted average grant date fair value of $63.81.

As of October 31, 2023, the Company had approximately $5.0 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 3.6 years. The Company recorded compensation cost of approximately $767,000 ($589,000 after tax effects) and $548,000 ($418,000 after tax effects) related to the Restated Incentive Plan during the six months ended October 31, 2023 and 2022, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2023 or during the first six months of fiscal 2024.

J – Commitments and Contingencies

The Company has entered into operating leases for approximately 86% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $4.5 million and $4.4 million for the six-month periods ended October 31, 2023 and 2022, respectively.

Scheduled amounts and timing of cash flows arising from operating lease payments as of October 31, 2023, discounted at the weighted average interest rate in effect as of October 31, 2023 of approximately 4.4%, are as follows:

Maturity of lease liabilities
2024 (remaining)	$4,416
2025	8,710
2026	8,275
2027	7,813
2028	7,156
Thereafter	45,230
Total undiscounted operating lease payments	81,600
Less: imputed interest	(17,481)
Present value of operating lease liabilities	$64,119

The Company has two standby letters of credit relating to insurance policies totaling $2.9 million and $750,000 at October 31, 2023 and 2022, respectively

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns. Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price. These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code as described in the Treasury Regulations. For financial accounting purposes, these transactions are eliminated in consolidation, and a deferred income tax liability has been recorded for this timing difference. The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate. The actual interpretation of the regulations is in part a facts and circumstances matter. The Company believes it satisfies the material provisions of the regulations. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Six Months Ended October 31,
(In thousands)	2023	2022
Supplemental disclosures:
Interest paid	$30,467	$15,023
Income taxes paid, net	1,299	3,888

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	69,679	61,222
Reduction in net receivables for deferred ancillary product revenue at time of charge-off	19,326	13,714
Net settlement option exercises	1,646	-
Right-of-use assets obtained in exchange for operating lease liabilities	-	25
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	-	-

 M – Subsequent Events

On December 1, 2023, the Company entered into a definitive agreement to purchase the ongoing dealership assets of Allied Union Group, Inc., an Arkansas corporation doing business as Central Auto Sales located in Hot Springs, Arkansas. The acquisition of Central Auto Sales will enhance the Company’s presence in Hot Springs and expand its reconditioning capabilities.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

•	operational infrastructure investments;
•	same dealership sales and revenue growth;
•	customer growth;
•	gross profit margin percentages;
•	gross profit per retail unit sold;
•	business acquisitions;
•	technological investments and initiatives;
•	future revenue growth;
•	receivables growth as related to revenue growth;
•	new dealership openings;
•	performance of new dealerships;
•	interest rates;
•	future credit losses;
•	the Company’s collection results, including but not limited to collections during income tax refund periods;
•	future supply, demand and affordability of used vehicles;
•	availability of used vehicle financing;
•	seasonality; and
•	the Company’s business, operating and growth strategies and expectations.

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023, as well as:

•

general economic conditions in the markets in which the Company operates, including but not limited to fluctuations in gas prices, grocery prices and employment levels and inflationary pressure on operating costs;

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

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of October 31, 2023, the Company operated 153 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between approximately 4% and 32% per year over the last ten fiscal years (average 12%). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 5.6% for the first six months of fiscal 2024 compared to the same period of fiscal 2023, due to a 25.1% increase in interest income and a 4.8% increase in the average retail sales price, partially offset by a 1.1% decrease in retail units sold. Our dealership volume productivity averaged 33.4 sales per month for the first six months of fiscal 2024, down from 34.0 during the same period last year.

The Company has been able to improve vehicle quality by bringing lower mileage and higher average model-year vehicles to our consumers. This will aid in driving down repair costs of the vehicles for our customers, as well as reduce service contract repair costs, and better recovery values in the event of repossession. These are material changes that will contribute to better gross margins. When combined with the inventory procurement and remarketing management processes implemented last year, the Company is delivering operating improvement for our customers.

Over the last five fiscal years, the Company’s provision for credit losses as a percentage of sales averaged 23.74%, with a pre-pandemic rate of 23.71% in fiscal 2019. During fiscal 2023, credit losses exceeded pre-pandemic levels, partially due to the inflationary pressure on customers and increasing interest rates from federal monetary policy. For the first six months of fiscal 2024, the provision for credit losses as a percentage of sales increased to 37.8% of which 4.6% was due to the $28 million increase in provision for credit losses during the three months ended October 31, 2023. Based on the Company’s current analysis of credit losses, the allowance for credit losses as a percentage of finance receivables, net of deferred revenue and pending APP claims, increased from 23.91% at April 30, 2023 to 26.04% at October 31, 2023.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships. Generally, this is because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned. Normally more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers. Credit losses and charge-offs are impacted more by market and economic factors, including macro-economic conditions such as inflation in the price of gasoline, groceries and other staple items and overall unemployment levels, as well as the personal income levels of the Company’s customers.

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

The Company’s gross profit dollars per retail unit sold increased by $475, or 7.5%, during the first six months of fiscal 2024 compared to the first six months of fiscal 2023, and gross margin as a percentage of sales for the first six months of fiscal 2024 increased to 34.4% of sales from 33.2% in the prior year period. The increase in gross profit dollars per retail unit sold was primarily related to the increase in average retail sales price of the vehicles sold during the respective periods. The Company’s gross margin is based upon the cost of the vehicle purchased, with higher-priced vehicles typically having higher gross margin dollars but lower gross margin percentages. Gross margin is also affected by the percentage of wholesale sales to retail sales, which relates, for the most part, to repossessed vehicles sold at or near cost. The initiatives around inventory life cycle efficiencies and the decrease in wholesale losses also contributed to the increase in gross profit dollars. The Company plans to continue to focus on managing gross margin dollars in the near term, as demonstrated by the increases during fiscal 2024 as well as continuing to focus on improving wholesale results, cost controls, and operational improvement around the acquisition and disposal of vehicles.

The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Total collections of principal, interest, and late fees for the first six months of fiscal 2024 increased by $35.0 million, or 11.7%, over the prior year. Principal collections, as a percentage of average finance receivables, were in line with expectations at 15.2%, compared to 17.4% for the same period in prior year, reflecting an increase in the weighted average contract term compared to the prior year period.

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

Three months ended October 31, 2023 vs. Three months ended October 31, 2022

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2023	Three Months Ended
	October 31,		vs.	October 31,
	2023	2022	2022	2023	2022
Revenues:
Sales	$302,200	$303,554	(0.4)%	100.0%	100.0%
Interest income	59,382	48,286	23.0	19.6	15.9
Total	361,582	351,840	2.8

Costs and expenses:
Cost of sales, excluding depreciation shown below	198,563	206,142	(3.7)	65.7	67.9
Selling, general and administrative	44,863	42,911	4.5	14.8	14.1
Provision for credit losses	135,395	88,828	52.4	44.8	29.3
Interest expense	16,582	8,350	98.6	5.5	2.8
Depreciation and amortization	1,696	1,309	29.6	0.6	0.4
Loss on disposal of property and equipment	74	242	(69.4)	-	0.1
Total	397,173	347,782	14.2%

Pretax (loss) income	$(35,591)	$4,058		(11.8)%	1.3%

Operating Data:
Retail units sold	15,162	15,885
Average dealerships in operation	154	154
Average units sold per dealership per month	32.8	34.4
Average retail sales price	$19,035	$18,025
Gross profit per retail unit sold	$6,835	$6,132
Same store revenue growth	2.7%	22.2%

Period End Data:
Dealerships open	153	154
Accounts over 30 days past due	3.6%	3.6%

Revenues increased by approximately $9.7 million, or 2.8%, for the three months ended October 31, 2023 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full three months in both the current and prior year quarter ($7.1 million) and revenue from dealerships opened after the prior year quarter ($2.6 million). Revenue growth was related to a 23.0% increase in interest income and a 5.6% increase in the average retail sales price, partially offset by a 4.6% decrease in retail units sold. Interest income increased approximately $11.1 million for the three months ended October 31, 2023, as compared to the same period in the prior fiscal year, due to the $239.2 million increase in average finance receivables.

Cost of sales, as a percentage of sales, decreased to 65.7% for the three months ended October 31, 2023 compared to 67.9% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 34.3% for the current year period compared to 32.1% for the prior year period. The improvement in gross margin results from our continued focus on inventory efficiencies in procurement, remarketing, and repairs.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the second quarter of fiscal 2024 was $19,035, a $1,010 increase over the prior year quarter. Approximately 40% of this increase was related to the vehicle selling price and 60% related to the ancillary products. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell generally narrows on a percentage basis because the Company must offer affordable prices to its customers. We have implemented initiatives around reconditioning efforts and scaling that are expected to provide a better volume of affordable units.

Selling, general and administrative expenses, as a percentage of sales, were 14.8% for the three months ended October 31, 2023, an increase of 0.7% from the same period of the prior fiscal year, but was down sequentially by 3.4%, primarily due to a $3.2 million reduction in stock-based compensation, partially offset by increased costs in collection expenses and professional fees related to the implementation of our new technologies. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased approximately $1.9 million in the second quarter of fiscal 2024 compared to the same period of the prior fiscal year. Increased collections costs due primarily to the higher frequency of repossessions and professional fees related to the implementation of our new technologies contributed to the increase.

Provision for credit losses as a percentage of sales was 44.8%, which includes 9.3% due to $28 million increase in provision for the three months ended October 31, 2023 compared to 29.3% for the prior year period.  The provision for credit losses as a percentage of sales was higher during the current year period primarily due to the growth in the balance of finance receivables, net of deferred revenue of $169.3 million, coupled with a  decrease in sales of $1.4 million over the prior year period. An increase in net charge-offs also contributed to the higher provision. Net charge-offs as a percentage of average finance receivables increased to 7.2% for the three months ended October 31, 2023 compared to the prior year period of 5.8%. The Company experienced an increase in both the frequency and severity of losses. Structural changes to our portfolio driven by higher vehicle costs, longer contract terms, lower average down payments, and lower recovery values continue to drive an increase in the provision for credit losses. The Company increased the allowance for credit losses from 23.91% at April 30, 2023 to 26.04% in the second quarter of fiscal 2024, resulting in a $28 million increase to the provision for credit losses.

Interest expense as a percentage of sales increased to 5.5% for the three months ended October 31, 2023, compared to 2.8% for the prior year period. In dollar terms, interest expense increased $8.2 million due to increasing interest rates and an increase in the average borrowings of approximately $201.8 million during the three-month period ended October 31, 2023.

Six months ended October 31, 2023 vs. Six months ended October 31, 2022

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Six Months Ended		2023	Six Months Ended
	October 31,		vs.	October 31,
	2023	2022	2022	2023	2022

Revenues:
Sales	$613,769	$598,031	2.6%	100.0%	100.0%
Interest income	115,838	92,627	25.1	18.9	15.5
Total	729,607	690,658	5.6

Costs and expenses:
Cost of sales, excluding depreciation shown below	402,442	399,257	0.8	65.6	66.8
Selling, general and administrative	91,333	86,145	6.0	14.9	14.4
Provision for credit losses	231,718	165,068	40.4	37.8	27.6
Interest expense	30,856	15,695	96.6	5.0	2.6
Depreciation and amortization	3,389	2,460	37.8	0.6	0.4
Loss on disposal of property and equipment	240	251	(4.4)	-	-
Total	759,978	668,876	13.6%

Pretax (loss) income	$(30,371)	$21,782		(4.9)%	3.6%

Operating Data:
Retail units sold	31,074	31,421
Average stores in operation	155	154
Average units sold per store per month	33.4	34.0
Average retail sales price	$18,914	$18,045
Gross profit per retail unit	$6,801	$6,326
Same store revenue change	5.4%	21.4%

Period End Data:
Stores open	153	154
Accounts over 30 days past due	3.6%	3.6%

Revenues increased by approximately $38.9 million, or 5.6%, for the six months ended October 31, 2023 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full six months in both the current and prior year period ($33.9 million) and revenue growth from dealerships opened during or after the prior year quarter ($5.0 million). Revenue growth was primarily related to a 25.1% increase in interest income and a 4.8% increase in the average retail sales price, partially offset by a 1.1% decrease in retail units sold. Interest income increased approximately $23.2 million for the six months ended October 31, 2023, as compared to the same period in the prior fiscal year, due to the $249.2 million increase in average finance receivables.

Cost of sales, as a percentage of sales, decreased to 65.6% for the six months ended October 31, 2023 compared to 66.8% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 34.4% for the current year period compared to 33.2% for the prior year period. The primary driver of this decrease was a decrease in wholesale losses and our continued focus on inventory efficiencies in procurement, remarketing, and repairs. The average retail sales price for the six months ended October 31, 2023 was $18,914, an increase of $869 or 4.8% over the prior year period.

Selling, general and administrative expenses, as a percentage of sales, were 14.9% for the six months ended October 31, 2023, an increase of 0.5% from the same period of the prior fiscal year. In dollar terms, overall selling, general and administrative expenses increased approximately $5.2 million in the six months ended October 31, 2023, compared to the same period of the prior fiscal year. The Company has made increasing investments in several areas including senior management, inventory procurement and management, customer experience and digital efforts. Increased collections costs due primarily to the higher frequency of repossessions, the addition of new dealerships through acquisitions since last year and the continuing impact of general inflation contributed to the remaining increase. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to support a growing customer base with a high level of support for its customers.

Provision for credit losses as a percentage of sales was 37.8% for the six months ended October 31, 2023 compared to 27.6% for the six months ended October 31, 2022. Net charge-offs as a percentage of average finance receivables were 13.1% for the six months ended October 31, 2022 and 11.0% for the prior year period. The frequency of losses accounted for over two-thirds of the credit loss increase. Severity was also higher than usual caused by the rapid vehicle depreciation exhibited last year that made some of the originations in the calendar year of 2021 and 2022 pools experience higher frequency and severity of loss. The Company increased the allowance for credit losses rate from 23.91% to 26.04%, sequentially, resulting in a $28.0 million charge to the provision for credit losses.

Interest expense as a percentage of sales increased to 5.0% for the six months ended October 31, 2023, compared to 2.6% for the prior year period. In dollar terms, interest expense increased $15.2 million due to increasing interest rates and an increase in the average borrowings of approximately $194.5 million during the six-month period ended October 31, 2023. Approximately 60% of the increase in interest expense was related to the increase in rates over the same period of the prior fiscal year.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	October 31, 2023	April 30, 2023
Assets:
Finance receivables, net	$1,105,236	$1,063,460
Inventory	113,846	109,290
Income tax receivable, net	3,402	9,259
Property and equipment, net	59,735	61,682

Liabilities:
Accounts payable and accrued liabilities	50,599	55,108
Deferred revenue	125,817	120,469
Deferred tax liabilities, net	25,066	39,315
Non-recourse notes payable	579,030	471,367
Revolving line of credit	165,509	167,231

Finance receivables, net, have increased 3.9% and 13.0% since April 30, 2023 and October 31, 2022, respectively, while revenues have grown 5.6% compared to the prior year period. Historically, the growth in finance receivables has been slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. The Company’s percentage growth in finance receivables, net, since October 31, 2022, as compared to percentage growth in revenue has exceeded the norm due to higher used car prices, longer terms, and higher rate of past due balances. The growth rate of finance receivables, net has started to normalize and Management expects it to continue to normalize as the economic environment improves.

During the first six months of fiscal 2024, inventory increased by $4.6 million compared to inventory at April 30, 2023. The increase in inventory is due to the Company increasing its investment in inventory quantities to accommodate generally higher sales volumes and provide customers a quality mix of vehicles. Annualized inventory turns improved for the second quarter at 7.1 vs. the prior year’s second quarter turns of 6.7.

Property and equipment, net, decreased by $1.9 million at October 31, 2023 as compared to property and equipment, net, at April 30, 2023. The Company incurred $2.1 million in expenditures during the first six months of fiscal 2024 primarily related to remodeling or relocating existing locations in order to support growth. The Company incurred $3.4 million in depreciation expense during the first six months of fiscal 2024.

Accounts payable and accrued liabilities decreased by $4.5 million during the first six months of fiscal 2024 as compared to accounts payable and accrued liabilities at April 30, 2023, related primarily to the accident protection plan claims reserve reclass and reduction in accrued payables.

Income taxes receivable, net, was $3.4 million at October 31, 2023 compared to income taxes receivable, net, of $9.3 million at April 30, 2023, primarily due to the $8.6 million of net operating loss (Q1 2024 balance of $2.3 million and current year Q2 2024 of $6.3) reclass to deferred tax, offset by $3.6 million current tax liability.

Deferred revenue increased $5.3 million at October 31, 2023 as compared to April 30, 2023, primarily resulting from increased sales of the accident protection plan product and service contracts

Deferred income tax liabilities, net, decreased approximately $14.2 million at October 31, 2023 as compared to April 30, 2023, due primarily to a current year net operating loss.

On July 6, 2023, the Company completed an asset-backed securitization offering through which an indirect subsidiary of the Company issued two classes of non-recourse notes payable in an aggregate principal amount of $360.3 million, with a weighted average fixed coupon rate of 8.8% per annum and scheduled maturities through June 20, 2030. The notes are collateralized by installment sale contracts directly originated by the Company’s operating subsidiaries. Net proceeds from the offering (after deducting original issue discounts, the underwriting discount payable to the initial purchasers and other expenses) were approximately $356.4 million and were used to pay outstanding debt under the Company’s revolving credit facilities, provide additional operating liquidity, and make the initial deposits into collection and reserve accounts for the benefit of noteholders. See Note F for further details on these non-recourse notes payable.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) funds available from asset-backed securitization offerings, (iv) income taxes, (v) capital expenditures, and (vi) common stock repurchases. Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. However, the Company has begun accessing the securitization market to increase its borrowing capacities, with issuances of asset-backed non-recourse notes in April 2022, January 2023 and July 2023.  The increased borrowings during the second quarter of fiscal 2024 are primarily due to the Company’s July 2023 issuance of asset-backed non-recourse notes to support an increase in finance receivables, with longer terms, and a growing customer base. In the first six months of fiscal 2024, the Company funded finance receivables growth of $90 million, inventory growth of $4.6 million, and capital expenditures of $2.1 million with income from operations and a $79.5 million increase in total debt, net of cash. These investments reflect the Company’s commitment to providing the necessary inventory and facilities to support a growing customer base.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended October 31,
	2023	2022
Operating activities:
Net (loss) income	$(23,277)	$16,836
Provision for credit losses	231,718	165,068
Losses on claims for accident protection plan	15,173	11,232
Depreciation and amortization	3,389	2,460
Stock based compensation	1,739	2,798
Finance receivable originations	(580,082)	(580,838)
Finance receivable collections	218,208	206,358
Inventory	65,123	46,226
Accounts payable and accrued liabilities	(4,317)	5,660
Deferred accident protection plan revenue	1,306	13,328
Deferred service contract revenue	4,042	14,402
Income taxes, net	5,644	(4,321)
Deferred income taxes	(14,249)	5,171
Accrued interest on finance receivables	(1,248)	(456)
Other	701	945
Total	(76,130)	(95,131)

Investing activities:
Purchase of property and equipment	(2,149)	(14,050)
Other	561	(215)
Total	(1,588)	(14,265)

Financing activities:
Revolving credit facilities, net	(2,153)	256,977
Notes payable, net	109,405	(149,184)
Change in cash overdrafts	1,416	-
Debt issuance costs	(4,091)	(39)
Purchase of common stock	(68)	(5,196)
Dividend payments	(20)	(20)
Exercise of stock options and issuance of common stock	(312)	1,365
Total	104,177	103,903

Increase (Decrease) in cash, cash equivalents, and restricted cash	$26,459	$(5,493)

The primary drivers of cash flows include (i) top line sales, (ii) interest income on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses, a significant portion of which relates to the collection of principal on finance receivables. Historically, most or all of the cash generated from operations has been used to fund finance receivables growth, capital expenditures, and common stock repurchases. To the extent finance receivables grow, capital expenditures and common stock repurchases exceed income from operations, we have historically increased our borrowings under our revolving credit facilities and more recently through the securitization market.

Cash flows used in operating activities for the six months ended October 31, 2023 compared to the same period in the prior fiscal year decreased primarily as a result of an increase in the provision for credit losses, an increase in finance receivable collections and an increase in inventory acquired in repossessions, partially offset by a decrease in deferred income taxes and a net loss. Finance receivables, net, increased by $41.8 million from April 30, 2023 to October 31, 2023.

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

The Company’s liquidity is also impacted by our credit losses. Macro-economic factors such as unemployment levels and general inflation can significantly affect our collection results and ultimately credit losses. The recent inflationary environment, with rising costs of non-discretionary items, such as groceries and gasoline, has negatively impacted our customers’ ability to make payments on their vehicles and resulted in increased charge-offs in recent periods and may continue to impact customers’ ability to make their car payments in the near term. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collections efforts. The Company continues to strive to reduce credit losses in spite of the current economic challenges and continued competitive pressures by improving deal structures. Management continues to focus on improved execution at the dealership level, specifically as related to working individually with customers concerning collection issues.

The Company has generally leased the majority of the properties where its dealerships are located. As of October 31, 2023, the Company leased approximately 86% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At October 31, 2023, the Company had approximately $4.3 million of cash on hand and approximately an additional $86.3 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements).

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

Off-Balance Sheet Arrangements

The Company has two standby letters of credit relating to insurance policies totaling $2.9 million at October 31, 2023.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of October 31, 2023.

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

During the quarter ended October 31, 2023, the Company implemented third-party software to assist in calculating the Company’s allowance for credit losses. After implementing, the Company’s quantitative portion of the allowance for credit losses was measured using an undiscounted cash flow (“CF”) model. Whereby the undiscounted CF are adjusted by a prepayment rate and then the loss rate is applied and compared to the amortized cost basis of finance receivables to reflect management’s estimated of expected credit losses. The CF model is based on relevant installment sale contract level characteristics of the Company’s finance receivables, such as contract terms and interest rates, as well as the following assumptions:

●	a historical loss period, which represents a full economic credit cycle utilizing loss experience, to calculate the historical loss rate; and

●	expected prepayment rates based on our historical experience.

The Company’s allowance for credit losses also considers qualitative factors not captured within the CF modeled results such as changes in underwriting and collection practices, economic trends, changes in volume and terms of installment sales contracts, credit quality trends, installment sale contract review results, collateral trends, and concentrations of credit. The Company’s qualitative factors incorporate a macroeconomic variable forecast of inflation over a reasonable and supportable forecast period of one year that affects its customers’ non-discretionary income and ability to repay. The reasonable and supportable forecast period of one year is based on management’s current review of the reliability of extended forecasts and is applied as an adjustment to the historical loss rate.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At October 31, 2023, the weighted average contract term was 47.3 months with 36.5 months remaining. The allowance for credit losses at October 31, 2023 of $344.3 million, was 26.04% of the principal balance in finance receivables of $1.5 billion, less unearned accident protection plan revenue of $54.4 million and unearned service contract revenue of $71.4 million, less APP claims of $15.3 million.

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

Adopted in Current Period

In March 2022, the FASB issued an accounting pronouncement (ASU 2022-02) related to troubled debt restructurings (“TDRs”) and vintage disclosures for financing receivables. The amendments in this update eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. In regard to loan modifications, management notes that the Company primarily modifies a customer’s installment sale contract to allow for insignificant payment delays. This type of modification is generally done to account for payday changes for the customer and minor vehicle repairs.

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

Interest rate risk.  The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had an outstanding balance on its revolving line of credit of $165.5 million at October 31, 2023. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.7 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed annual interest rate of 16.5% (prior to December 2022) to 18.0% (effective December 2022) for all states except Arkansas (which is subject to a usury cap of 17.0%) and Illinois (remains at 19.5% – 21.5%), and Smart Auto dealerships in Tennessee (which originate at up to 23.0%), based on the Company’s contract interest rate as of the contract origination date, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

b)	Changes of Disclosure Controls and Procedures

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase shares of its common stock under its common stock repurchase program. On December 14, 2020, the Board of Directors authorized the repurchase of up to an additional one million shares along with the balance remaining under its previous authorization approved and announced on November 16, 2017. No shares were repurchased under the Company’s stock repurchase program during the second quarter of fiscal 2024.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended October 31, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Separation Agreement, dated October 30, 2023, by and between America’s Car Mart, Inc. and Leon Walthall (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

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

America’s Car-Mart, Inc.

By:	/s/ Douglas Campbell
Douglas Campbell
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Vickie D. Judy
Vickie D. Judy
Chief Financial Officer
(Principal Financial Officer)

Dated: December 8, 2023