Form 10-Q
period 2024-01-31
AMERICAS CARMART INC
filed 2024-03-11
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 8, 2024
Common stock, par value $.01 per share	6,392,098

AMERICA’S CAR-MART, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

January 31, 2024 and April 30, 2023

(Dollars in thousands except share and per share amounts)	January 31, 2024	April 30, 2023
Assets:	(Unaudited)
Cash and cash equivalents	$4,239	$9,796
Restricted cash	90,350	58,238
Accrued interest on finance receivables	7,370	6,115
Finance receivables, net	1,085,772	1,063,460
Inventory	109,313	109,290
Income tax receivable, net	814	9,259
Prepaid expenses and other assets	30,786	26,039
Right-of-use asset	62,906	59,142
Goodwill	14,504	11,716
Property and equipment, net	60,893	61,682
Total Assets	$1,466,947	$1,414,737

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$25,868	$27,196
Deferred accident protection plan revenue	51,139	53,065
Deferred service contract revenue	67,274	67,404
Accrued liabilities	26,985	27,912
Deferred income tax liabilities, net	20,348	39,315
Lease liability	65,864	62,300
Non-recourse notes payable, net	684,688	471,367
Revolving line of credit, net	55,374	167,231
Total liabilities	997,540	915,790

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,722,938 and 13,701,468 issued at January 31, 2024 and April 30, 2023, respectively, of which 6,391,061 and 6,373,404 were outstanding at January 31, 2024 and April 30, 2023, respectively	137	137
Additional paid-in capital	112,574	109,929
Retained earnings	653,953	685,802
Less: Treasury stock, at cost, 7,331,877 and 7,328,064 shares at January 31, 2024 and April 30, 2023, respectively	(297,757)	(297,421)
Total stockholders' equity	468,907	498,447
Non-controlling interest	100	100
Total equity	469,007	498,547

Total Liabilities, Mezzanine Equity and Equity	$1,466,947	$1,414,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)	America’s Car-Mart, Inc.

Three and Nine Months Ended January 31, 2024 and 2023

	Three Months Ended January 31,		Nine Months Ended January 31,
(Dollars in thousands except share and per share amounts)	2024	2023	2024	2023
Revenues:	(Unaudited)		(Unaudited)
Sales	$240,401	$274,276	$854,170	$869,775
Interest and other income	59,213	51,063	175,051	143,690

Total revenues	299,614	325,339	1,029,221	1,013,465

Costs and expenses:
Cost of sales	158,250	181,823	560,692	578,547
Selling, general and administrative	43,562	44,737	134,895	130,881
Provision for credit losses	89,582	85,650	321,300	250,719
Interest expense	16,731	9,765	47,587	25,460
Depreciation and amortization	1,712	1,537	5,101	3,997
Loss on disposal of property and equipment	119	68	359	320
Total costs and expenses	309,956	323,580	1,069,934	989,924

(Loss) Income before taxes	(10,342)	1,759	(40,713)	23,541

Provision for income taxes	(1,800)	251	(8,894)	5,197

Net (loss) income	$(8,542)	$1,508	$(31,819)	$18,344

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(30)	(30)

Net (loss) income attributable to common stockholders	$(8,552)	$1,498	$(31,849)	$18,314

Earnings per share:
Basic	$(1.34)	$0.24	$(4.99)	$2.87
Diluted	$(1.34)	$0.23	$(4.99)	$2.79

Weighted average number of shares used in calculation:
Basic	6,393,080	6,370,031	6,386,997	6,370,732
Diluted	6,393,080	6,536,785	6,386,997	6,562,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)	America’s Car-Mart, Inc.

Nine Months Ended January 31, 2024 and 2023

	Nine Months Ended January 31,
(In thousands)	2024	2023
	(Unaudited)
Operating Activities:
Net (loss) income	$(31,819)	$18,344
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for credit losses	321,300	250,719
Losses on claims for accident protection plan	24,480	17,717
Depreciation and amortization	5,101	3,997
Amortization of debt issuance costs	3,988	4,187
Loss on disposal of property and equipment	359	320
Impairment of goodwill	212	-
Stock based compensation	2,882	4,154
Deferred income taxes	(18,967)	6,884
Excess tax benefit from share based compensation	213	206
Change in operating assets and liabilities:
Finance receivable originations	(794,477)	(841,445)
Loan origination costs	39	(10)
Finance receivable collections	324,703	308,671
Accrued interest on finance receivables	(1,255)	(1,323)
Inventory	103,451	76,933
Prepaid expenses and other assets	(3,734)	(4,990)
Accounts payable and accrued liabilities	(5,824)	6,760
Deferred accident protection plan revenue	(1,926)	13,987
Deferred service contract revenue	(130)	17,565
Income taxes, net	8,232	(6,632)
Net cash used in operating activities	(63,172)	(123,956)

Investing Activities:
Purchase of investments	(4,815)	(5,499)
Purchase of property and equipment	(4,864)	(19,002)
Proceeds from sale of property and equipment	350	84
Net cash used in investing activities	(9,329)	(24,417)

Financing Activities:
Exercise of stock options	(455)	1,216
Issuance of common stock	218	222
Purchase of common stock	(336)	(5,196)
Dividend payments	(30)	(30)
Change in cash overdrafts	2,183	3,795
Debt issuance costs	(5,892)	(2,001)
Issuances of non-recourse notes payable	610,340	400,176
Payments on non-recourse notes payable	(394,450)	(209,327)
Proceeds from revolving line of credit	406,844	381,825
Payments on revolving line of credit	(519,366)	(399,424)
Net cash provided by financing activities	99,056	171,256

Increase in cash, cash equivalents, and restricted cash	26,555	22,883
Cash, cash equivalents, and restricted cash beginning of period	68,034	42,587

Cash, cash equivalents, and restricted cash end of period	$94,589	$65,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.

Three and Nine Months Ended January 31, 2024

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2023	13,701,468	$137	$109,929	$685,802	$(297,421)	$100	$498,547

Issuance of common stock	2,921	-	78	-	-	-	78
Stock options exercised	6,493	-	(455)	-	-	-	(455)
Purchase of treasury shares	-	-	-	-	(68)	-	(68)
Stock based compensation	-	-	2,451	-	-	-	2,451
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	4,186	-	-	4,186
Balance at July 31, 2023 (Unaudited)	13,710,882	$137	$112,003	$689,978	$(297,489)	$100	$504,729

Issuance of common stock	849	-	65	-	-	-	65
Stock based compensation	-	-	(712)	-	-	-	(712)
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net (loss)	-	-	-	(27,463)	-	-	(27,463)
Balance at October 31, 2023 (Unaudited)	13,711,731	$137	$111,356	$662,505	$(297,489)	$100	$476,609

Issuance of common stock	11,207	-	75	-	-	-	75
Purchase of treasury shares	-	-	-	-	(268)	-	(268)
Stock based compensation	-	-	1,143	-	-	-	1,143
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net (loss)	-	-	-	(8,542)	-	-	(8,542)
Balance at January 31, 2024 (Unaudited)	13,722,938	$137	$112,574	$653,953	$(297,757)	$100	$469,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.

Three and Nine Months Ended January 31, 2023

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2022	13,642,185	$136	$103,113	$665,410	$(292,225)	$100	$476,534

Issuance of common stock	30,484	1	84	-	-	-	85
Stock options exercised	23,000	-	1,216	-	-	-	1,216
Purchase of 57,856 treasury shares	-	-	-	-	(5,196)	-	(5,196)
Stock based compensation	-	-	1,978	-	-	-	1,978
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	13,697	-	-	13,697
Balance at July 31, 2022 (Unaudited)	13,695,669	$137	$106,391	$679,097	$(297,421)	$100	$488,304

Issuance of common stock	1,235	-	64	-	-	-	64
Stock based compensation	-	-	820	-	-	-	820
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	3,139	-	-	3,139
Balance at October 31, 2022 (Unaudited)	13,696,904	$137	$107,275	$682,226	$(297,421)	$100	$492,317

Issuance of common stock	1,191	-	73	-	-	-	73
Stock based compensation	-	-	1,356	-	-	-	1,356
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	1,508	-	-	1,508
Balance at January 31, 2023 (Unaudited)	13,698,095	$137	$108,704	$683,724	$(297,421)	$100	$495,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of January 31, 2024, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2023, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of January 31, 2024 and 2023, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2024 are not necessarily indicative of the results that may be expected for the year ending April 30, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2023.

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

Reclassifications

Accident protection plan (“APP”) reserves in the amount of approximately $11.0 million and Wholesales Sales of $3.7 million in the prior year financial statements were reclassified to conform with the current year presentation. For the year ended April 30, 2023, APP reserves of $5.7 million were reclassed out of accrued liabilities to reserve against finance receivables and $5.3 million of estimated APP insurance receivables were reclassed out of finance receivables to prepaid expenses and other assets. For the nine months ended January 31, 2023, $3.7 million of Wholesales sales were reclassed out of Wholesales – third party sales to Cost of Goods Sold. The reclassification had no effect on the prior year net income or shareholder’s equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates include the Company’s allowance for credit losses.

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 27% of current period revenues resulting from sales to Arkansas customers.

As of January 31, 2024, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by limiting the amount it invests in one institution.

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

Restricted cash from collections on auto finance receivables includes collections of principal, interest, and late fee payments on auto finance receivables that are restricted for payment to holders of non-recourse notes payable pursuant to the applicable agreements.

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

Restricted cash consisted of the following at January 31, 2024 and April 30, 2023:

(In thousands)	January 31, 2024	April 30, 2023

Restricted cash from collections on auto finance receivables	$45,381	$34,442
Restricted cash on deposit in reserve accounts	44,969	23,796

Restricted Cash	$90,350	$58,238

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

The Company recognizes transfers of auto finance receivables into the term securitization as secured borrowings, which results in recording the auto finance receivables and the related non-recourse notes payable on our consolidated balance sheet. These auto finance receivables can only be used as collateral to settle obligations of the related non-recourse notes payable. The term securitization investors have no recourse to the Company’s assets beyond the related auto finance receivables, the amounts on deposit in the reserve account, and the restricted cash from collections on auto finance receivables. See Notes C and F for additional information on auto finance receivables and non-recourse notes payable.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry a weighted average interest rate of approximately 16.9% using the simple effective interest method including any deferred fees. In December 2023, the Company increased the interest rate on new originations of installment sale contracts to 18.25% (from 18.0%) in all states in which it operates, except for Arkansas (increased to 16.75% from 16.5%), Illinois (remains at 19.5% - 21.5%) and Smart Auto dealerships in Tennessee (which originate at up to 23.0%). Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($7.4 million at January 31, 2024 and $6.1 million at April 30, 2023 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is three days or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered after 90 days. Customer payments are set to match their payday with approximately 78% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. On January 31, 2024, 3.3% of the Company’s finance receivable balances were 30 days or more past due, compared to 3.6% at April 30, 2023.

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

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. On average, accounts are approximately 70 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses. The amount of the net repossession and charge-off loss is also reduced by any deferred service contract and accident protection plan revenue at the time of charge-off.

During the second quarter of the 2024 fiscal year, the Company implemented third-party software to assist in calculating the Company’s allowance for credit losses. After implementation, the Company’s quantitative portion of the allowance for credit losses was measured using an undiscounted cash flow (“CF”) model. Whereby the undiscounted cash flows are adjusted by a prepayment rate and then the loss rate is applied and compared to the amortized cost basis of finance receivables to reflect management’s estimate of expected credit losses. The CF model is based on installment sale contract level characteristics of the Company’s finance receivables, such as the contractual payment structure, maturity date, payment frequency for recurring payments, and interest rates, as well as the following assumptions:

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

As a result of this update to our methodology and the performance of our loan portfolio, the Company increased the provision for credit losses by $28.0 million and decreased net income by $21.8 million, or basic per share loss of $3.40 per share, upon implementation of the third-party software on our condensed consolidated statement of operations during the second quarter of the 2024 fiscal year and had no effect on periods prior to this. During the third quarter of fiscal year 2024, the Company decreased the allowance for credit loss from 26.04% to 25.74%, resulting in a $3.9 million benefit to the provision. The decrease in Q3 2024 was primarily driven by the lower overall inflationary outlook and fewer past due balances at quarter end.

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover net credit losses expected over the remaining life of the installment sales contracts in the portfolio at the measurement date. At January 31, 2024, the weighted average total contract term was 47.6 months, with 35.8 months remaining. The allowance for credit losses at January 31, 2024, $335.1 million, was 25.74% of the principal balance in finance receivables of $1.4 billion, less deferred APP revenue of $51.1 million and deferred service contract revenue of $67.3 million, less pending APP claims of $9.1 million. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. At January 31, 2024, anticipated losses did not exceed deferred accident protection plan revenues. No such liability was required at January 31, 2024 or April 30, 2023.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. There was no impairment of goodwill during the 2023 fiscal year. During the nine months ended January 31, 2024, the Company evaluated goodwill and recorded an immaterial impairment of $212,000 due to a dealership that closed during the first quarter of 2024.

Goodwill totaled $14.5 million at January 31, 2024 and $11.7 million at April 30, 2023.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 21.9% and 22.1% for the nine months ended January 31, 2024 and January 31, 2023, respectively. Total income tax expense for the nine months ended January 31, 2024 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $213,000 and $206,000 for the nine months ended January 31, 2024 and 2023, respectively, related to excess tax benefits on share based compensation.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2024 or April 30, 2023.

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

Sales for the three and nine months ended January 31, 2024 and 2023 consisted of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
(In thousands)	2024	2023	2024	2023

Sales – used autos	$200,341	$239,079	$735,145	$761,875
Wholesales – third party	13,479	11,816	39,502	40,325
Service contract revenue	17,106	14,577	51,102	41,765
Accident protection plan revenue	9,475	8,804	28,421	25,810

Total	$240,401	$274,276	$854,170	$869,775

At January 31, 2024 and 2023, finance receivables more than 90 days past due were approximately $6.1 million and $4.0 million, respectively. Late fee revenues totaled approximately $3.6 million and $3.1 million for the nine months ended January 31, 2024 and 2023, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the nine months ended January 31, 2024 that was included in the April 30, 2023 deferred service contract revenue was $29.6 million.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company recorded a discrete income tax benefit of approximately $213,000 and $206,000 for the nine months ended January 31, 2024 and 2023, respectively. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry a fixed interest rate of 18.25% for all states except Arkansas (originates at 16.75%), Illinois (originates at 19.5% – 21.5%) and Smart Auto dealerships in Tennessee (which originate at up to 23.0%), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 69 months. The Company’s finance receivables are defined as one segment and one class of contracts, which is sub-prime consumer automobile contracts. The level of risks in the Company’s finance receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	January 31, 2024	April 30, 2023

Gross contract amount	$1,821,447	$1,752,149
Less: unearned finance charges	(392,539)	(378,777)
Principal balance	1,428,908	1,373,372
Less: estimated insurance receivables for APP claims	(4,303)	(5,694)
Less: allowance for APP claims	(4,507)	(5,310)
Less: allowance for credit losses	(334,987)	(299,608)
Finance receivables, net	1,085,111	1,062,760
Loan origination costs	661	700
Finance receivables, net, including loan origination costs	1,085,772	1,063,460

Changes in the finance receivables, net are as follows:

	Nine Months Ended January 31,
(In thousands)	2024	2023

Balance at beginning of period	$1,062,760	$855,424
Finance receivable originations	794,477	841,445
Finance receivable collections	(324,703)	(308,671)
Provision for credit losses	(321,300)	(250,719)
Losses on claims for accident protection plan	(24,480)	(17,717)
Inventory acquired in repossession and accident protection plan claims	(101,643)	(107,882)

Balance at end of period	$1,085,111	$1,011,880

Changes in the finance receivables allowance for credit losses are as follows:

	Nine Months Ended January 31,
(In thousands)	2024	2023

Balance at beginning of period	$299,608	$237,823
Provision for credit losses	321,300	250,719
Charge-offs	(386,349)	(296,154)
Recovered collateral	100,428	90,387

Balance at end of period	$334,987	$282,775

Amounts recovered from previously written-off accounts were approximately $2.0 million and $2.0 million for the nine months ended January 31, 2024 and 2023, respectively. These amounts are netted against recovered collateral in the table above.

Our allowance for credit losses increased during the first nine months of fiscal year 2024 by $35.4 million or 12%, the majority of the increase relates to the $28.0 million increase in second quarter, which resulted from an increase in the allowance for credit loss from 23.91 % to 26.04%. The Company reduced the allowance for credit loss in the third quarter to 25.74%, resulting in a benefit of $3.9 million to the provision. Structural changes to our portfolio, primarily related to the longer contract terms, continue to drive an increase in the provision for credit losses. The charge-offs, net of recovered collateral, were impacted by a higher frequency of losses compared to the prior year as well as a higher severity of losses driven by lower recovery values and longer contract terms.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	January 31, 2024		April 30, 2023		January 31, 2023
	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$1,119,120	78.32%	$1,166,860	84.96%	$1,011,877	77.48%
3 - 29 days past due	262,200	18.35%	156,943	11.43%	245,939	18.83%
30 - 60 days past due	34,266	2.40%	37,214	2.71%	36,447	2.79%
61 - 90 days past due	7,258	0.51%	8,407	0.61%	7,700	0.59%
> 90 days past due	6,064	0.42%	3,948	0.29%	3,993	0.31%
Total	$1,428,908	100.00%	$1,373,372	100.00%	$1,305,956	100.00%

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

	Nine Months Ended January 31,
	2024	2023

Average total collected per active customer per month	$536	$516
Principal collected as a percent of average finance receivables	22.7%	25.4%
Average down-payment percentage	5.0%	5.4%
Average originating contract term (in months)	44.0	42.5

	As of
	January 31, 2024	January 31, 2023
Portfolio weighted average contract term, including modifications (in months)	47.6	45.4

Although total dollars collected per active customer for the nine months increased 3.9% year over year, principal collections as a percentage of average finance receivables were lower in the nine months ended January 31, 2024 compared to the prior year, primarily due to the average term increases. Overall collections have also been negatively impacted by the current inflationary environment. The portfolio weighted average contract term increased primarily due to the increased average selling price, up $1,003 or 5.6%, from the prior year period.

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

The following table presents a summary of finance receivables by credit quality indicator, as of January 31, 2024, segregated by customer score.

As of January 31, 2024

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2024	2023	2022	2021	2020	2020	Total	%
1-2	$32,854	$18,416	$5,298	$661	$124	$13	$57,366	4.0%
3-4	$236,351	$153,436	$50,070	$7,414	$450	$178	$447,899	31.4%
5-6	$394,600	$352,267	$147,133	$27,316	$1,797	$530	$923,643	64.6%
Total	$663,805	$524,119	$202,501	$35,391	$2,371	$721	$1,428,908	100.0%

Gross charge-offs	$87,675	$211,642	$72,511	$13,111	$957	$453	$386,349

The following table presents a summary of finance receivables by credit quality indicator, as of January 31, 2023, segregated by customer score.

As of January 31, 2023

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2023	2022	2021	2020	2019	2019	Total	%
1-2	$31,580	$17,295	$4,212	$545	$35	$12	$53,679	4.1%
3-4	$232,273	$135,531	$36,562	$2,974	$332	$192	$407,864	31.2%
5-6	$437,566	$307,513	$89,582	$8,389	$910	$453	$844,413	64.7%
Total	$701,419	$460,339	$130,356	$11,908	$1,277	$657	$1,305,956	100.0%

D – Property and Equipment, Net

A summary of property and equipment is as follows:

(In thousands)	January 31, 2024	April 30, 2023

Land	$11,998	$12,386
Buildings and improvements	23,441	20,894
Furniture, fixtures and equipment	20,758	18,989
Leasehold improvements	50,230	47,315
Construction in progress	2,963	7,176
Less: accumulated depreciation and amortization	(48,497)	(45,078)

Total	$60,893	$61,682

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	January 31, 2024	April 30, 2023

Employee compensation	$8,258	$11,197
Deferred sales tax (see Note B)	8,253	8,543
Fair value of contingent consideration	3,193	1,943
Other	7,281	6,229

Total	$26,985	$27,912

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	January 31, 2024	April 30, 2023
Revolving line of credit	$55,994	$168,516
Debt issuance costs	(620)	(1,285)

Revolving line of credit, net	$55,374	$167,231

Non-recourse notes payable - 2022-1 Issuance	$-	$134,137
Non-recourse notes payable - 2023-1 Issuance	190,674	$338,777
Non-recourse notes payable - 2023-2 Issuance	248,130	-
Non-recourse notes payable - 2024-1 Issuance	250,000	-
Debt issuance costs	(4,116)	(1,547)

Non-recourse notes payable, net	$684,688	$471,367

Total debt	$740,062	$638,598

Revolving Line of Credit

At January 31, 2024, the Company and its subsidiaries had $600.0 million of permitted borrowings under a revolving line of credit. The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities with a scheduled maturity date of September 29, 2024. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The applicable interest rate under the credit facilities at January 31, 2024 was generally SOFR plus 2.75%, with a minimum of 2.25% or for non-SOFR amounts the base rate of 8.50% at January 31, 2024 and 8.25% at April 30, 2023. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see note B).

The Company was in compliance with the covenants at January 31, 2024. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at January 31, 2024, the Company had additional availability of approximately $125.6 million under the revolving credit facilities. The total permitted borrowings and certain terms of the Company’s revolving credit facilities were amended on February 28, 2024. This amendment is described in Note M, Subsequent Events.

Non-Recourse Notes Payable

The Company has issued four separate series of asset-backed non-recourse notes (known as the “2022 Issuance”, “2023-1 Issuance”, "2023-2 Issuance" and "2024-1 Issuance"). All four issuances are collateralized by installment sale contracts directly originated by the Company. Credit enhancement for the non-recourse notes payable consists of overcollateralization, a reserve account funded with an initial amount of not less than 2.0% of the pool balance, excess interest on the auto finance receivables, and in some cases, the subordination of certain payments to noteholders of less senior classes of notes. The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto finance receivables. In December 2023, the Company fully paid off the 2022 Issuance. The three notes payable related to the remaining term securitization transactions accrue interest predominately at fixed rates and have scheduled maturities through January 22, 2030, June 20, 2030, and January 21, 2031, respectively, but may mature earlier, depending upon repayment rate of the underlying auto finance receivables. The original principal balance and weighted average fixed coupon rate for the three securitizations are as follows:

	Original Principal Balance (in thousands)	Weighted Average Fixed Coupon Rate

2023-1	$400,200	8.68%
2023-2	360,300	8.80%
2024-1	250,000	9.50%

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

The methodology and assumptions utilized to estimate the fair value of the Company’s financial instruments and other assets are as follows:

Financial Instrument and Other Assets	Valuation Methodology

Cash, cash equivalents, and restricted cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instruments (Level 1).

Repossessed inventory	The fair value approximates wholesale value (Level 1).

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

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument (Level 2).

Contingent Consideration	The fair value was based upon inputs from the earn-out projection (Level 2).

Revolving line of credit	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently (Level 2).

Non-recourse notes payable	The fair value was based upon inputs derived from prices for similar instruments at period end (Level 2).

The estimated fair values, and related carrying amounts, of the financial instruments included in the Company’s financial statements at January 31, 2024 and April 30, 2023 are as follows:

	January 31, 2024		April 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)

Cash and cash equivalents	$4,239	$4,239	$9,796	$9,796
Restricted cash	90,350	90,350	58,238	58,238
Inventory	18,663	18,663	16,451	16,451
Finance receivables, net	1,085,772	878,778	1,063,460	844,624
Accounts payable	25,868	25,868	27,196	27,196
Contingent Consideration	3,193	3,193	1,943	1,943
Revolving line of credit, net	55,374	55,374	167,231	167,231
Non-recourse notes payable	684,688	692,626	471,367	470,209

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

Weighted average shares outstanding-basic	6,393,080	6,370,031	6,386,997	6,370,732
Dilutive options and restricted stock	-	166,754	-	191,482

Weighted average shares outstanding-diluted	6,393,080	6,536,785	6,386,997	6,562,214

Antidilutive securities not included:
Options	499,986	357,500	947,486	935,000
Restricted stock	68,893	24,565	73,926	60,924

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at January 31, 2024 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $2.4 million ($1.9 million after tax effects) and $4.2 million ($3.2 million after tax effects) for the nine months ended January 31, 2024 and 2023, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

Stock Option Plan

The Company has options outstanding under a stock option plan approved by the shareholders, the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Stock Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. On August 29, 2018, August 26, 2020, August 30, 2022, and September 28, 2023, the shareholders of the Company approved amendments to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000, 200,000, 185,000, and 385,000 shares, respectively. Currently, a total of 2,770,000 shares of common stock are reserved for issuance under the plan. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options outstanding under the Company’s stock option plans expire in the calendar years 2024 through 2033.

Restated Option Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	January 25, 2034
Shares available for grant at January 31, 2024	487,514

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Nine Months Ended January 31,
	2024	2023
Expected terms (years)	3.9	5.5
Risk-free interest rate	4.06%	3.59%
Volatility	56%	55%
Dividend yield	-	-

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

There were 197,486 and 137,500 options granted during the nine months ended January 31, 2024 and 2023, respectively. The grant-date fair value of options granted during the nine months ended January 31, 2024 and 2023 was $5.7 million and $5.0 million, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $1.5 million ($1.2 million after tax effects) and $3.0 million ($2.3 million after tax effects) for the nine months ended January 31, 2024 and 2023, respectively. As of January 31, 2024, the Company had approximately $2.4 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 2.4 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended January 31,
(Dollars in thousands)	2024	2023

Options exercised	30,000	23,000
Cash received from option exercises	$-	$1,216
Intrinsic value of options exercised	$1,036	$1,204

During the nine months ended January 31, 2024, there were 30,000 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 23,507 shares to satisfy the exercise price and applicable withholding taxes to acquire 6,493 shares. There were no options exercised through net settlements during the nine months ended January 31, 2023.

The aggregate intrinsic value of outstanding options at January 31, 2024 and 2023 was $2.4 million and $11.5 million, respectively. As of January 31, 2024, there were 450,900 vested and exercisable stock options outstanding with an aggregate intrinsic value of $2.4 million, a weighted average remaining contractual life of 3.0 years, and a weighted average exercise price of $103.22.

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

There were 74,647 restricted shares granted during the nine months ended January 31, 2024 and 40,470 restricted shares granted during the nine months ended January 31, 2024. A total of 16,970 shares remained available for award at January 31, 2024. There were 214,057 unvested restricted shares outstanding as of January 31, 2024 with a weighted average grant date fair value of $64.37.

As of January 31, 2024, the Company had approximately $7.9 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 3.0 years. The Company recorded compensation cost of approximately $871,000 ($681,000 after tax effects) and $1.1 million ($862,000 after tax effects) related to the Restated Incentive Plan during the nine months ended January 31, 2024 and 2023, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2023 or during the first nine months of fiscal 2024.

J – Commitments and Contingencies

The Company has entered into operating leases for approximately 86% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $6.6 million and $6.5 million for the nine-month periods ended January 31, 2024 and 2023, respectively.

Scheduled amounts and timing of cash flows arising from operating lease payments as of January 31, 2024, discounted at the weighted average interest rate in effect as of January 31, 2024 of approximately 4.6%, are as follows:

Maturity of lease liabilities
2024 (remaining)	$2,303
2025	9,136
2026	8,767
2027	8,274
2028	7,580
Thereafter	49,059
Total undiscounted operating lease payments	85,119
Less: imputed interest	(19,255)
Present value of operating lease liabilities	$65,864

The Company has two standby letters of credit relating to insurance policies totaling $3.9 million and $2.9 million at January 31, 2024 and 2023, respectively.

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

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended January 31,
(In thousands)	2024	2023
Supplemental disclosures:
Interest paid	$42,152	$25,757
Income taxes paid, net	1,628	4,742

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	103,474	93,248
Reduction in net receivables for deferred ancillary product revenue at time of charge-off	28,542	13,714
Net settlement option exercises	1,646	-
Right-of-use assets obtained in exchange for operating lease liabilities	558	384
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	1,822	1,729

M – Subsequent Events

On February 28, 2024, the Company entered into Amendment No. 6 to the Third Amended and Restated Loan and Security Agreement (the “Agreement”) with certain financial institutions and BMO Harris Bank, N.A., as lead arranger and book manager. Amendment No. 6 to the Agreement (the “Amendment”) extends the term of the Company’s revolving credit facilities to September 30, 2025 and reduces the total permitted borrowings from $600 million to $340 million. The reduction in the facility size relates primarily to the Company’s utilization of funding from recent issuances of asset-backed non-recourse notes, as well as two lenders withdrawing from the facility in connection with the Amendment. The Amendment also restores the accordion feature of the credit facilities back to $100 million as of February 28, 2024 and makes certain other adjustments and modifications to the terms of the Agreement.

The reduction in the total permitted borrowings will reduce the Company’s expense for unused line fees for the unused availability under the credit facilities based on the Company’s recent borrowings. However, the Amendment increases the unused line fee rate from 0.375% to 0.50% if the average daily amount of the revolver loan borrowings outstanding during the immediately preceding month is less than 50% of total revolver commitments. The unused line fee rate for average daily revolver loan borrowings outstanding during the immediately preceding month equal to or exceeding 50% of total revolver commitments remains 0.25%.

The Amendment removes the existing pricing tiers for determining the applicable interest rate, which were based on the Company’s consolidated leverage ratio for the preceding fiscal quarter and establishes the applicable margin for determining the interest rate at 1.0% plus a base rate for base rate revolver loans and 3.5% plus the adjusted Term SOFR for SOFR-based revolver loans. The Amendment updates the financial covenants under the Agreement to remove certain provisions that triggered compliance with a fixed charge coverage ratio upon borrowings exceeding certain thresholds and to provide for a full-time fixed charge coverage ratio covenant. The Amendment sets the required fixed charge coverage ratio, which measures the Company’s fixed charges (as defined in the Agreement) to its earnings before interest, taxes, depreciation and amortization (“EBITDA”), at 1.00 to 1.0 through August 31, 2024, 1.15 to 1.0 from September 30, 2024 through December 31, 2024, and 1.25 to 1.0 beginning January 31, 2025 and thereafter. The fixed charge coverage ratio will be calculated on a trailing 12-month basis. The Amendment also redefines EBITDA to exclude allowance provisions or reserves and include net-charge offs for Colonial. In addition, the Amendment updates the calculation of the Company’s borrowing base to allow greater vehicle eligibility by updating the definition of eligible vehicle inventory to include vehicles purchased for less than $20,000 increased from $15,000 (less than $30,000, increased from $25,000, for trucks and sport utility vehicles) and extending the period in which net charge-offs, past due receivables and repossession can exceed a set limit under the Agreement from a maximum of two months to three months.

Finally, the Amendment updates the definition of “permitted acquisitions” to allow the Company to make strategic business acquisitions so long as the aggregate cash consideration paid for all acquired businesses in any one fiscal year does not exceed $20.0 million and to provide more flexibility in the financial statement requirements for permitted acquisitions in which the total consideration exceeds $10.0 million.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

•	operational infrastructure investments;
•	same dealership sales and revenue growth;
•	customer growth and engagement;
•	gross profit margin percentages;
•	gross profit per retail unit sold;
•	business acquisitions;
•	inventory acquisition, reconditioning, transportation and remarketing;
•	technological investments and initiatives;
•	future revenue growth;
•	receivables growth as related to revenue growth;
•	new dealership openings;
•	performance of new dealerships;
•	interest rates;
•	future credit losses;
•	the Company’s collection results, including but not limited to collections during income tax refund periods;
•	future supply, demand and affordability of used vehicles;
•	availability of used vehicle financing;
•	seasonality; and
•	the Company’s business, operating and growth strategies and expectations.

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

•	the availability of quality used vehicles at prices that will be affordable to our customers, including the impacts of changes in new vehicle production and sales;
•	the availability of credit facilities and access to capital through securitization financings or other sources on terms acceptable to us to support the Company’s business;
•	the ability to leverage the Cox Automotive services agreement to perform reconditioning and improve vehicle quality to reduce the average vehicle cost, improve gross margins, reduce credit loss and enhance cash flow;
•	the Company’s ability to underwrite and collect its contracts effectively;
•	competition;
•	dependence on existing management;
•	ability to attract, develop, and retain qualified general managers;
•	changes in consumer finance laws or regulations, including but not limited to rules and regulations that have recently been enacted or could be enacted by federal and state governments;
•	the ability to keep pace with technological advances and changes in consumer behavior affecting our business;
•	security breaches, cyber-attacks, or fraudulent activity;
•	the ability to identify and obtain favorable locations for new or relocated dealerships at reasonable cost;
•	the ability to successfully identify, complete and integrate new acquisitions; and
•

potential business and economic disruptions and uncertainty that may result from any future public health crises and any efforts to mitigate the financial impact and health risks associated with such developments.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers and investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of January 31, 2024, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between approximately 4% and 32% per year over the last ten fiscal years (average 12%). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 1.6% for the first nine months of fiscal 2024 compared to the same period of fiscal 2023, due to a 21.8% increase in interest income and a 5.6% increase in the average retail sales price, partially offset by a 6.9% decrease in retail units sold. Our dealership volume productivity averaged 30.8 sales per month for the first nine months of fiscal 2024, down from 33.1 during the same period last year.

The Company has been focused on improving vehicle quality by bringing lower mileage and on average newer model-year vehicles to our consumers, while balancing this with affordability. The Company believes this will aid in driving down our customers’ vehicle repair costs, reduce our service contract repair expenses, and lead to better recovery values in the event of repossession. When combined with inventory procurement efficiencies, these changes are expected to drive improved customer experience and contribute to better gross margins.

In February, the Company entered into a strategic partnership with a leading automotive services and technology provider, to improve the efficiencies within the Company’s inventory supply chain process. This partnership will allow the Company to utilize reconditioning and auction facilities, which the Company expects will improve the Company’s vehicle quality.

Over the last five fiscal years, the Company’s provision for credit losses as a percentage of sales averaged 23.74%, with a pre-pandemic rate of 23.71% in fiscal 2019. During fiscal 2023, credit losses exceeded pre-pandemic levels, partially due to the inflationary pressure on customers and increasing interest rates from federal monetary policy. For the first nine months of fiscal 2024, the provision for credit losses as a percentage of sales increased to 37.6%, primarily due to the $28 million increase in provision for credit losses during the three months ended October 31, 2023, primarily resulting from increased net charge-offs as well as an increase to the allowance percentage used to reserve for future losses. The allowance for credit losses as a percentage of finance receivables, net of deferred revenue and pending accident protection plan (“APP”) claims, increased from 23.91% at April 30, 2023 to 26.04% at October 31, 2023. Based on the Company’s current analysis of credit losses, the allowance for credit losses at January 31, 2024 was 25.74% of finance receivables, net of deferred revenue and pending APP claims.

The Company’s credit losses and charge-offs are impacted by market and economic factors, including macro-economic conditions such as inflation in the price of gasoline, groceries and other staple items, cost of car insurance, and overall unemployment levels, as well as the personal income levels of the Company’s customers. Historically, credit losses, on a percentage basis, also tend to be higher at new and developing dealerships than at longer tenure locations with experienced management. Generally, this is because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned. Normally more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers.

The Company continuously looks for ways to operate more efficiently, improve its business practices and adjust underwriting and collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. Additionally, the Company has placed significant focus on the collection area. The Company’s head of operations oversees the collections area and provides timely oversight and additional accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinant of its long-term credit loss experience.

The Company’s gross profit dollars per retail unit sold increased by $526, or 8.3%, during the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023, and gross margin as a percentage of sales for the first nine months of fiscal 2024 increased to 34.4% of sales from 33.5% in the prior year period. The increase in gross profit dollars per retail unit sold was primarily related to an increase in the average retail sales price of the vehicles sold during the respective periods. The Company’s initiatives around inventory life cycle efficiencies and a decrease in wholesale losses also contributed to the increase in gross profit dollars. The Company’s gross margin is based upon the cost of the vehicle purchased, with higher-priced vehicles typically having higher gross margin dollars but lower gross margin percentages. Gross margin is also affected by the percentage of wholesale sales to retail sales, which relates, for the most part, to repossessed vehicles sold at or near cost. The Company plans to continue to focus on managing gross margin dollars in the near term, as demonstrated by the increases during fiscal 2024 as well as continuing to focus on improving wholesale results, cost controls, and operational improvement around the acquisition and disposal of vehicles.

The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement and oversight from the corporate office. Total collections of principal, interest, and late fees for the first nine months of fiscal 2024 increased by $49.3 million, or 10.9%, over the prior year period. Principal collections, as a percentage of average finance receivables, however, decreased to 22.7%, compared to 25.4% for the same period in prior year, reflecting an increase in the weighted average contract term compared to the prior year period.

Hiring, training and retaining qualified associates is critical to the Company’s success. The rate at which the Company adds new dealerships and is able to implement operating initiatives is limited by the number of trained managers and support personnel the Company has at its disposal. Excessive turnover, particularly at the dealership manager level, could impact the Company’s ability to add new dealerships and to meet operational initiatives. The landscape for hiring remains very competitive. The Company has continued to add resources to recruit, train, and develop personnel, especially personnel targeted to fill dealership manager positions. The Company expects to continue to invest in the development of its workforce.

The Company continues to prioritize investments to improve its products and services and operate more efficiently over time. One of the Company’s largest recent investments has been improving its processes and technology for credit applications and decision-making through a new loan origination system (“LOS”). This online loan application system allows the consumer to apply for credit faster in anticipation of their vehicle purchase, authorize a soft credit pull during the application process, and receive a response via text message on the status of their application, as well as have access to centralized appointment-setting.  At the end of the third quarter, the Company had implemented the LOS in over 70% of its 154 dealerships and in nearly all of its dealerships at the end of February 2024, with centralized decision-making on approvals of applications submitted via the online platform. Through the LOS, the Company has tightened its credit approval standards, primarily by requiring a higher down payment and shorter terms from certain customers. The Company expects the full implementation of this system to improve the customer experience across the Company’s dealerships, provide enhanced data and visibility into credit decisions, and help reduce credit losses and repossessions.

Three months ended January 31, 2024 vs. Three months ended January 31, 2023

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended January 31,		2024 vs.	Three Months Ended January 31,
	2024	2023	2023	2024	2023
Revenues:
Sales	$240,401	$274,276	(12.4)%	100.0%	100.0%
Interest income	59,213	51,063	16.0	24.6	18.6
Total	299,614	325,339	(7.9)	124.6	118.6

Costs and expenses:
Cost of sales, excluding depreciation shown below	158,250	181,823	(13.0)	65.8	66.3
Selling, general and administrative	43,562	44,737	(2.6)	18.1	16.3
Provision for credit losses	89,582	85,650	4.6	37.3	31.2
Interest expense	16,731	9,765	71.3	7.0	3.6
Depreciation and amortization	1,712	1,537	11.4	0.7	0.6
Loss on disposal of property and equipment	119	68	75.0	-	-
Total	309,956	323,580	(4.2)	128.9	118.0

Pretax (loss) income	$(10,342)	$1,759		(4.3)%	0.6%

Operating Data:
Retail units sold	11,664	14,508
Average dealerships in operation	154	155
Average units sold per dealership per month	25.2	31.2
Average retail sales price	$19,455	$18,091
Gross profit per retail unit sold	$7,043	$6,373
Same store revenue growth	(9.3)%	12.3%

Period End Data:
Dealerships open	154	157
Accounts over 30 days past due	3.3%	3.7%

Revenues decreased by approximately $25.7 million, or 7.9%, for the three months ended January 31, 2024 as compared to the same period in the prior fiscal year. The decrease resulted from a decline in revenue at dealerships that operated a full three months in both the current and prior year quarter ($30.0 million decrease) and by dealerships that were closed during the prior year quarter ($2.4 million decrease); partially offset by revenue growth from dealerships opened or acquired after the prior year quarter ($6.7 million). The decline in revenue was related to a 19.6% decrease in retail units sold, largely reflecting the challenging macroeconomic environment for our customers, partially offset by a 16.0% increase in interest income and a 7.5% increase in the average retail sales price. Interest income increased approximately $8.2 million for the three months ended January 31, 2024, as compared to the same period in the prior fiscal year, due to the $162.1 million increase in average finance receivables.

Cost of sales, as a percentage of sales, decreased to 65.8% for the three months ended January 31, 2024 compared to 66.3% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 34.2% for the current year period compared to 33.7% for the prior year period. The improvement in gross margin resulted from better operational execution in pricing discipline and our continued focus on inventory efficiencies in procurement, remarketing, and repairs as well as an improvement in APP claims.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the third quarter of fiscal 2024 was $19,455, a $1,364 increase over the prior year quarter. The increase in the average retail selling price was equally attributable to the vehicle price as well as increases in the ancillary products. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles the Company sells generally narrows on a percentage basis because the Company must offer affordable prices to its customers. The Company has implemented initiatives around vehicle reconditioning efforts and scaling that are expected to provide a better volume of affordable units.

Selling, general and administrative expenses, as a percentage of sales, were 18.1% for the three months ended January 31, 2024, an increase of 1.8% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses decreased approximately $1.3 million in the third quarter of fiscal 2024 compared to the same period of the prior fiscal year. The decrease resulted from cost cutting measures implemented in the second quarter, combined with a decrease in commissions expense which was partially offset by increased collections costs due primarily to a higher frequency of repossessions.

Provision for credit losses as a percentage of sales was 37.3% for the three months ended January 31, 2024 compared to 31.2% for the prior year period.  The provision for credit losses as a percentage of sales was higher during the current year period primarily due to the growth in the balance of finance receivables, net of deferred revenue of $114.9 million, as well as being amplified with a decrease in sales of $33.9 million compared to the prior year period. An increase in net charge-offs also contributed to the higher provision. Net charge-offs as a percentage of average finance receivables increased to 6.8% for the three months ended January 31, 2024 compared to the prior year period of 5.9%. The Company experienced an increase in both the frequency and severity of losses. Severity was driven by longer contract terms and lower recovery values.

Interest expense as a percentage of sales increased to 7.0% for the three months ended January 31, 2024, compared to 3.6% for the prior year period. In dollar terms, interest expense increased $7.0 million due to increasing interest rates and an increase in the average borrowings of approximately $145.2 million during the three-month period ended January 31, 2024.

Nine months ended January 31, 2024 vs. Nine months ended January 31, 2023

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Nine Months Ended January 31,		2024 vs.	Nine Months Ended January 31,
	2024	2023	2023	2024	2023

Revenues:
Sales	$854,170	$869,775	(1.8)%	100.0%	100.0%
Interest income	175,051	143,690	21.8	20.5	16.5
Total	1,029,221	1,013,465	1.6	120.5	116.5

Costs and expenses:
Cost of sales, excluding depreciation shown below	560,692	578,547	(3.1)	65.6	66.5
Selling, general and administrative	134,895	130,881	3.1	15.8	15.0
Provision for credit losses	321,300	250,719	28.2	37.6	28.8
Interest expense	47,587	25,460	86.9	5.6	2.9
Depreciation and amortization	5,101	3,997	27.6	0.6	0.5
Loss on disposal of property and equipment	359	320	12.2	-	-
Total	1,069,934	989,924	8.1	125.3	113.8

Pretax (loss) income	$(40,713)	$23,541		(4.8)%	2.7%

Operating Data:
Retail units sold	42,738	45,929
Average stores in operation	154	154
Average units sold per store per month	30.8	33.1
Average retail sales price	$19,062	$18,059
Gross profit per retail unit	$6,867	$6,341
Same store revenue change	1.0%	18.3%

Period End Data:
Stores open	154	157
Accounts over 30 days past due	3.3%	3.7%

Revenues increased by approximately $15.8 million, or 1.6%, for the nine months ended January 31, 2024 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full nine months in both the current and prior year period ($9.8 million) and revenue growth from dealerships opened or acquired during or after the prior year quarter ($11.7 million), partially offset by dealerships closed after the prior year quarter ($5.7 million). Revenue growth was primarily related to a 21.8% increase in interest income and a 5.6% increase in the average retail sales price, partially offset by a 6.9% decrease in retail units sold. Interest income increased approximately $31.4 million for the nine months ended January 31, 2024, as compared to the same period in the prior fiscal year, due to the $220.2 million increase in average finance receivables.

Cost of sales, as a percentage of sales, decreased to 65.6% for the nine months ended January 31, 2024 compared to 66.5% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 34.4% for the current year period compared to 33.5% for the prior year period. On a dollar basis, our gross margin per retail unit sold increased by $526 for the nine months ended January 31, 2024 compared to the same period in the prior year. The average retail sales price for the nine months ended January 31, 2024 was $19,062, an increase of $1,003 or 5.6% over the prior year period. The primary driver of the decrease in cost of sales was a decrease in wholesale losses and our continued focus on inventory efficiencies in procurement, remarketing, and repairs.

Selling, general and administrative expenses, as a percentage of sales, were 15.8% for the nine months ended January 31, 2024, an increase of 0.8% from the same period of the prior fiscal year. In dollar terms, overall selling, general and administrative expenses increased approximately $4.0 million in the nine months ended January 31, 2024, compared to the same period of the prior fiscal year. The increase primarily relates to the Company’s  investments in several areas including senior management, inventory procurement and management, customer experience and digital efforts. Increased collections costs due primarily to the higher frequency of repossessions, the addition of a new dealership through acquisition since last year and the continuing impact of general inflation contributed to the remaining increase. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to support a growing customer base with a high level of support for its customers.

Provision for credit losses as a percentage of sales was 37.6% for the nine months ended January 31, 2024 compared to 28.8% for the nine months ended January 31, 2023. Net charge-offs as a percentage of average finance receivables were 20.0% for the nine months ended January 31, 2023 and 16.9% for the prior year period. The frequency of losses accounted for over 60% of the credit loss increase. Severity was also higher due to the longer terms and lower recovery values. Rapid vehicle depreciation exhibited last year caused some of the loans originated in calendar years 2021 and 2022 to experience higher frequency and severity of loss. The majority of these loan pools have been paid off at this point in their life cycle. The Company has increased the allowance for credit losses rate from 23.91% at April 30, 2023 to 25.74% at January 31, 2024.

Interest expense as a percentage of sales increased to 5.6% for the nine months ended January 31, 2024, compared to 2.9% for the prior year period. In dollar terms, interest expense increased $22.1 million due to increasing interest rates and an increase in the average borrowings of approximately $178.1 million during the nine-month period ended January 31, 2024. Approximately 65% of the increase in interest expense was related to the increase in rates over the same period of the prior fiscal year.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2024	April 30, 2023
Assets:
Finance receivables, net	$1,085,772	$1,063,460
Inventory	109,313	109,290
Income tax receivable, net	814	9,259
Property and equipment, net	60,893	61,682

Liabilities:
Accounts payable and accrued liabilities	52,853	55,108
Deferred revenue	118,413	120,469
Deferred tax liabilities, net	20,348	39,315
Non-recourse notes payable	684,688	471,367
Revolving line of credit	55,374	167,231

Finance receivables, net, have increased 2.1% and 7.2% since April 30, 2023 and January 31, 2023, respectively, while revenues have grown 1.6% compared to the prior year period. This is consistent with the historical pattern of the growth in finance receivables slightly exceeding overall revenue growth on an annual basis due to overall term length increases. The growth rate of finance receivables, net, has started to normalize (only 50 basis points higher than overall revenue growth), and management expects it to continue to normalize as the economic environment improves.

During the first nine months of fiscal 2024, inventory increased by $23,000 compared to inventory at April 30, 2023. The stabilization of inventory reflects the Company’s initiatives around inventory life cycle efficiencies from procurement, reconditioning, wholesale efforts and repairs after the sale. Annualized inventory turns remained relatively consistent for the current year quarter at 5.8 versus the prior year’s third quarter at 5.9.

Property and equipment, net, decreased by $789,000 at January 31, 2024 as compared to property and equipment, net, at April 30, 2023. The Company incurred $4.9 million in expenditures during the first nine months of fiscal 2024 primarily related to remodeling or relocating existing locations in order to support growth. The Company incurred $5.1 million in depreciation expense during the first nine months of fiscal 2024.

Accounts payable and accrued liabilities decreased by $2.3 million during the first nine months of fiscal 2024 as compared to accounts payable and accrued liabilities at April 30, 2023, related primarily to the decreased selling, general and administrative expenditures in the most recent quarter.

Income taxes receivable, net, was $814,000 at January 31, 2024 compared to income taxes receivable, net, of $9.3 million at April 30, 2023, primarily due applying overpayments of taxes towards current year tax liabilities and refunds of overpaid taxes on prior year returns.

Deferred revenue decreased $2.1 million at January 31, 2024 as compared to April 30, 2023, primarily resulting from lower ancillary product sales over the recent months.

Deferred income tax liabilities, net, decreased approximately $19 million at January 31, 2024 as compared to April 30, 2023, due primarily to a $13.5 million current year net operating loss.

The Company has completed two asset-backed securitization offerings of non-recourse notes during fiscal 2024 in January 2024 and in July 2023 in aggregate principal amounts of $360.3 million and $250.0 million with weighted average fixed coupon rates of 8.8% and 9.5% per annum and scheduled maturities through June 20, 2030 and January 21, 2031, respectively. The net proceeds of these issuances were used to pay outstanding debt under the Company’s revolving credit facilities, provide additional operating liquidity, and make the initial deposits into collection and reserve accounts for the benefit of noteholders. See Note F for further details on these non-recourse notes payable and the revolving line of credit.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) funds available from asset-backed securitization offerings, (iv) income taxes, (v) capital expenditures, and (vi) common stock repurchases. Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. The Company also utilizes the securitization market to increase its borrowing capacities, with issuances of asset-backed non-recourse notes which may cause the revolving line of credit to fluctuate between securitization issuances. The overall increase in total borrowings during the third quarter of fiscal 2024 was made to support an increase in finance receivables, with longer terms, and a growing customer base. This was partially offset by the payoff in December 2023 of the April 2022 asset-backed notes. In the first nine months of fiscal 2024, the Company funded finance receivables growth of $55.5 million, inventory growth of $23,000, and capital expenditures of $4.9 million with income from operations and a $75.0 million increase in total debt, net of cash.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended January 31,
	2024	2023
Operating activities:
Net (loss) income	$(31,819)	$18,344
Provision for credit losses	321,300	250,719
Losses on claims for accident protection plan	24,480	17,717
Depreciation and amortization	5,101	3,997
Stock based compensation	2,882	4,154
Finance receivable originations	(794,477)	(841,445)
Finance receivable collections	324,703	308,671
Inventory	103,451	76,933
Accounts payable and accrued liabilities	(5,824)	6,760
Deferred accident protection plan revenue	(1,926)	13,987
Deferred service contract revenue	(130)	17,565
Income taxes, net	8,232	(6,632)
Deferred income taxes	(18,967)	6,884
Accrued interest on finance receivables	(1,255)	(1,323)
Other	1,077	(287)
Total	(63,172)	(123,956)

Investing activities:
Purchase of property and equipment	(4,864)	(19,002)
Other	(4,465)	(5,415)
Total	(9,329)	(24,417)

Financing activities:
Revolving credit facilities, net	(112,522)	(17,599)
Non-recourse notes payable, net	215,890	190,849
Change in cash overdrafts	2,183	3,795
Debt issuance costs	(5,892)	(2,001)
Purchase of common stock	(336)	(5,196)
Dividend payments	(30)	(30)
Exercise of stock options and issuance of common stock	(237)	1,438
Total	99,056	171,256

Increase in cash, cash equivalents, and restricted cash	$26,555	$22,883

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

Cash flows used in operating activities for the nine months ended January 31, 2024 compared to the same period in the prior fiscal year decreased primarily as a result of an increase in the provision for credit losses, a decrease in finance receivable originations and an increase in inventory acquired in repossessions, partially offset by a decrease in deferred income taxes and a net loss. Finance receivables, net, increased by $22.3 million from April 30, 2023 to January 31, 2024.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it generally becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their vehicle payments must remain affordable within their individual budgets. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new vehicle sales, particularly domestic brands, lead to decreased supply in the used vehicle market. Also, constrictions in consumer credit, as well as general economic conditions, can increase overall demand for the types of vehicles the Company purchases for resale as used vehicles become more attractive than new vehicles in times of economic instability. A negative shift in used vehicle supply, combined with strong demand, results in increased used vehicle prices and thus higher purchase costs for the Company.

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

The Company’s liquidity is also impacted by our credit losses. Macro-economic factors such as unemployment levels and general inflation can significantly affect our collection results and ultimately credit losses. The recent inflationary environment, with rising costs of non-discretionary items, such as groceries and gasoline, has negatively impacted our customers’ ability to make payments on their vehicles and resulted in increased charge-offs in recent periods and may continue to impact customers’ ability to make their vehicle payments in the near term. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collections efforts. The Company continues to strive to reduce credit losses in spite of the current economic challenges and continued competitive pressures by improving deal structures. Management continues to focus on improved execution at the dealership level, specifically as related to working individually with customers concerning collection issues.

The Company has generally leased the majority of the properties where its dealerships are located. As of January 31, 2024, the Company leased approximately 86% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At January 31, 2024, the Company had approximately $4.2 million of cash on hand and approximately an additional $125.6 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements).

On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a long-term basis, the Company expects its principal sources of liquidity to consist of income from operations, borrowings under revolving credit facilities or fixed interest term loans and proceeds from the issuance of non-recourse asset-backed notes. The Company’s revolving credit facilities mature in September 2025 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. The Company continues to access the securitization market, with its most recent issuance in January 2024. The Company expects that it will continue to access this market in diversifying and growing the business. Furthermore, while the Company has no other specific plans to issue further debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase fixed assets of approximately $10 million in the next 12 months as we complete facility updates and general fixed asset requirements, (iii) fund dealership acquisitions as opportunities arise on terms acceptable to the Company, (iv) repurchase shares of common stock when favorable conditions exist and (v) reduce debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Company has two standby letters of credit relating to insurance policies totaling $3.9 million at January 31, 2024.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2024.

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

During the second quarter of the 2024 fiscal year, the Company implemented third-party software to assist in calculating the Company’s allowance for credit losses. After implementation, the Company’s quantitative portion of the allowance for credit losses is measured using an undiscounted cash flow (“CF”) model, whereby the undiscounted cash flows are adjusted by a prepayment rate and then the loss rate is applied and compared to the amortized cost basis of finance receivables to reflect management’s estimate of expected credit losses. The CF model is based on relevant installment sale contract level characteristics of the Company’s finance receivables, such as contract terms and interest rates, as well as the following assumptions:

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At January 31, 2024, the weighted average contract term was 47.6 months with 35.8 months remaining. The allowance for credit losses at January 31, 2024 of $335.1 million, was 25.74% of the principal balance in finance receivables of $1.4 billion, less unearned accident protection plan revenue of $51.1 million and unearned service contract revenue of $67.3 million, less APP claims of $9.1 million.

The allowance for credit losses is a critical accounting estimate for the following reasons:

●	estimates relating to the allowance for credit losses require management to project future loan performance, including cash flows, prepayments, and charge-offs;
●

the allowance for credit losses is influenced by factors outside of management’s control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions including, but not limited to, inflation; and

●	judgment is required to determine whether the model used to generate the allowance for credit losses produces results that appropriately reflect a current estimate of lifetime expected credit losses.

Because management’s estimate of the allowance for credit losses involves a high degree of judgment, such as the subjectivity of the assumptions used, there is uncertainty inherent in such estimates. Changes in these estimates could significantly impact the allowance and provision for credit losses.

Recent Accounting Pronouncements

Occasionally, new accounting pronouncements are issued by the FASB or other standard-setting bodies, which the Company will adopt as of the specified effective date. Unless otherwise discussed, the Company believes the implementation of recently issued standards which are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

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

Interest rate risk.  The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had an outstanding balance on its revolving line of credit of $55.4 million at January 31, 2024. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $554,000 and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. During the third quarter, the Company increased the interest rate by 0.25%. The Company’s finance receivables now carry a fixed annual interest rate of 18.25% (up from 18.0%) for all states, except Arkansas at 16.75% (which is subject to a usury cap of 17.0%), Illinois (remains at 19.5% – 21.5%), and Smart Auto dealerships in Tennessee (which originate at up to 23.0%), based on the Company’s contract interest rate as of the contract origination date, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of  January 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase shares of its common stock under its common stock repurchase program. On December 14, 2020, the Board of Directors authorized the repurchase of up to an additional one million shares along with the balance remaining under its previous authorization approved and announced on November 16, 2017. No shares were repurchased under the Company’s stock repurchase program during the third quarter of fiscal 2024.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended January 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1

Indenture, dated January 31, 2024, by and between ACM Auto Trust 2024-1 and Wilmington Trust, National Association, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on February 2, 2024).

10.1

Amended and Restated Employment Agreement, dated December 19, 2023, between America’s Car Mart, Inc., an Arkansas corporation, and Douglas Campbell (Incorporated by reference to Exhibit 10.1 to the Company Report on Form 8-K/A filed with the SEC on December 26, 2023).

10.2

Amendment No. 1, dated January 24, 2024, to the Amended and Restated Employment Agreement, dated December 19, 2023, between America’s Car Mart, Inc., an Arkansas corporation, and Douglas Campbell (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with SEC on January 30, 2024).

10.3	Retirement and Transition Agreement, dated December 21, 2023, between America’s Car Mart, Inc., an Arkansas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit to 10.2 to the Company Report on Form 8-K/A filed with the SEC on December 26, 2023).

10.4	Purchase Agreement, dated January 31, 2024, by and between Colonial Auto Finance, Inc. and ACM Funding, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on February 2, 2024).

10.5

Sale and Servicing Agreement, dated January 31, 2024, by and between ACM Auto Trust 2024-1, ACM Funding, LLC, America’s Car Mart, Inc. and Wilmington Trust, National Association, as Indenture Trustee, Backup Servicer, Calculation Agent, and Paying Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with SEC on February 2, 2024).

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

Dated: March 11, 2024