Form 10-K
period 2024-04-30
AMERICAS CARMART INC
filed 2024-07-15
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 2054

____________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-14939

____________________________

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 31, 2023 was $390,091,664 (5,824,002 shares), based on the closing price of the registrant’s common stock on October 31, 2023 of $66.98.

There were 6,396,757 shares of the registrant’s common stock outstanding as of July 11, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

AMERICA’S CAR-MART, INC.

FORM 10-K

FOR FISCAL YEAR ENDED APRIL 30, 2024

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
•

the availability of credit facilities and access to capital through securitization financings or other sources on terms acceptable to us, and any increase in the cost of capital, to support the Company’s business;

•

the Company’s ability to underwrite and collect its contracts effectively, including whether anticipated benefits from the Company’s recently implemented loan origination system are achieved as expected or at all;

•	competition;
•	dependence on existing management;
•	ability to attract, develop, and retain qualified general managers;
•	changes in consumer finance laws or regulations, including but not limited to rules and regulations that have recently been enacted or could be enacted by federal and state governments;

•	the ability to keep pace with technological advances and changes in consumer behavior affecting our business;
•	security breaches, cyber-attacks, or fraudulent activity;
•	the ability to identify and obtain favorable locations for new or relocated dealerships at reasonable cost;
•	the ability to successfully identify, complete and integrate new acquisitions;
•	the occurrence and impact of any adverse weather events or other natural disasters affecting the Company’s dealerships or customers; and
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

Item 1. Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the “Company” include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2024, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.

Business Strategy

In general, it is the Company’s objective to continue to expand its business using the same business model that has been developed and used by Car-Mart for over 40 years with enhancements to our technology and core products to better serve our customers. This business strategy focuses on:

Collecting Customer Accounts.  Collecting customer accounts is perhaps the single most important aspect of operating an Integrated Auto Sales and Finance used car business and is a focal point for dealership level and corporate office personnel on a daily basis. The Company measures and monitors the collection results of its dealerships using internally developed delinquency and account loss standards. A large part of dealership management and account representatives’ incentive compensation is tied directly or indirectly to collection results. The Company has a collections department and support staff at the corporate level to work with field operators to improve collection results. This team monitors efficiencies and the effectiveness of account representatives as they work to improve customer success rates. The Company also utilizes several collection efforts centrally at the corporate office through texting, phone calls and other methods to supplement the field efforts. Over the last five fiscal years, the Company’s annual provision for credit losses as a percentage of sales have ranged from a low of 19.31% in fiscal 2021 to 36.48% in fiscal 2024 (average of 26.36%). During fiscal 2024, credit losses signaled a return to more normal pre-pandemic levels, but customers are still faced with continued inflationary pressure and increasing interest rates from federal monetary policy. The percentage of credit loss as a percentage of sales was impacted by the lower sales revenue in fiscal 2024. See Item 1A, Risk Factors, for further discussion.

Maintaining a Decentralized Operation. The Company’s dealerships operate on a decentralized basis. Each dealership is ultimately responsible for the quality of its vehicles, making sales contacts, making credit decisions with our loan origination system, and collecting the contracts it originates in accordance with established policies and procedures. Approximately 50% of customers make their payments in person at one of the Company’s dealerships. This decentralized structure is complemented by the oversight and involvement of corporate office management and the maintenance of centralized financial controls, including monitoring proprietary credit scoring, establishing standards for down-payments and contract terms, and an internal compliance function.

Expanding Through Controlled Organic Growth and Strategic Acquisitions. The Company grows by increasing revenues at existing dealerships and opening or acquiring new dealerships. The Company has historically viewed organic growth at its existing dealerships as its primary source for growth. The Company continues to make infrastructure investments in order to improve performance of existing dealerships and to support growth of its customer count. The Company acquired one new dealership during the year ending fiscal 2024 with 154 locations. The Company intends to continue to add new dealerships primarily through the pursuit of strategic acquisition opportunities that it believes will enhance its brand and maximize the return to its shareholders. The Company has successfully completed acquisitions in each of the last three fiscal years and anticipates that future acquisitions will likely contribute to its growth. These plans are subject to change based on both internal and external factors.

Selling Basic Transportation.  The Company focuses on selling basic and affordable transportation to its customers. The Company’s average retail sales price was $19,113 per unit in fiscal 2024, compared to $18,080 in fiscal 2023. Used vehicle pricing continued to increase due to the high demand and tight supply of used vehicles. In general, the demand for quality, used vehicles has increased due to a shortage of new vehicles leading to inventory constraints in both the new and used vehicle markets.  Management expects continued pressure on the supply and price of used vehicles for the near term. The Company focuses on providing a quality vehicle with affordable payment terms while maintaining relatively shorter-term lengths compared to others in the industry on its installment sales contracts (overall portfolio weighted average of 47.9 months).

Operating in Smaller Communities. As of April 30, 2024, approximately 71% of the Company’s dealerships were located in cities with populations of 50,000 or less. The Company believes that by operating in smaller communities it develops strong personal relationships, resulting in better collection results. Further, the Company believes that operating costs, such as salaries, rent and advertising, are lower in smaller communities than in major metropolitan areas. As the Company builds its infrastructure and certain aspects of the business become more centralized, we may expand and operate in larger cities.

Enhanced Management Talent and Experience.  The Company seeks to hire honest and hardworking individuals to fill entry-level positions, nurture and develop these associates, and promote them to managerial positions from within the Company. By promoting from within, the Company believes it is able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates by providing opportunities for advancement. Due to growth, the Company has, to a larger extent, also had to look outside of the Company for associates possessing requisite skills and core competencies and who share the values and appreciate the unique culture the Company has developed over the years. The Company has also been able to attract quality individuals via its Training and Development Team and Recruiting Team. Management has determined that it will be increasingly difficult to grow the Company without looking for outside talent. The Company’s operating success has been a benefit for recruiting outside talent; however, the Company expects the hiring environment to continue to be challenging as a result of increasing wages, competition for qualified workers, and the impact of inflation on our business and operations.

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

Low-Cost Operator.  The Company has structured its dealership and corporate office operations to minimize operating costs. The number of associates employed at the dealership level is dictated by the number of active customer accounts each dealership services. Associate compensation is standardized for each dealership position and adjusted for various markets. Other operating costs are closely monitored and scrutinized. Technology is utilized to maximize efficiency. Our recent technology investments in a new loan origination system and an enterprise resource planning system have been foundational in improving efficiencies and operational flexibility as the Company grows. The Company monitors operating costs as a percentage of revenues and per customer served and strives to provide excellent service at a low cost.

Well-Capitalized.   The Company believes it can fund its planned growth from net income generated from operations supplemented by its external capital resources. To the extent external capital is needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities, and to participate in the securitization market from time to time, when appropriate. The Company may also choose to access other debt or equity markets if needed or if market conditions are favorable to pursue its growth and acquisition strategies. Management will continue to scrutinize capital deployment to manage appropriate liquidity and access to capital to support growth. As of April 30, 2024, the Company’s ratio of debt to finance receivables (revolving credit facilities and non-recourse notes payable divided by principal balance of finance receivables) was 52.6%. Excluding the amount of total cash, the Company’s adjusted ratio of debt to finance receivables (a non-GAAP measure) as of April 30, 2024 was 46.0% which the Company believes is lower than many of its competitors. For a reconciliation of the adjusted debt to finance receivables ratio to the most directly comparable GAAP financial measure, see “Non-GAAP Financial Measure” included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Significant Expansion Opportunities. The Company historically targets smaller communities in which to locate its dealerships (i.e., populations from 20,000 to 50,000), but has operations in larger cities such as Tulsa, Oklahoma; Lexington, Kentucky; Springfield, Missouri; Chattanooga and Knoxville, Tennessee and Little Rock, Arkansas. The Company believes there are numerous suitable communities to expand our physical footprint within the twelve states in which the Company currently operates and other contiguous states to satisfy anticipated dealership growth for the next several years. In addition, the Company is leveraging its growing online presence, including an intuitive website, online inventory browsing, and seamless online application process, to improve the buying experience while also reaching beyond physical dealership locations.

Operations

Operating Segment. Each dealership is an operating segment with its results regularly reviewed by the Company’s Head of Operations in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual dealerships meet the aggregation criteria for reporting purposes under the current accounting guidance. The Company operates in the Integrated Auto Sales and Finance segment of the used car market. In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the contracts as well as the regulatory environment in which the Company operates, all have similar characteristics. Each dealership is similar in nature and only engages in the selling and financing of used vehicles. All individual dealerships have similar operating characteristics. As such, individual dealerships have been aggregated into one reportable segment.

Dealership Organization. Dealerships operate on a decentralized basis. Each dealership is responsible for selling vehicles, making credit decisions, and servicing and collecting the installment contracts it originates, with assistance from the corporate office. Dealership-level financial statements are prepared by the corporate office on a monthly basis and reviewed by various levels of management. Depending on the number of active customer accounts, a dealership may have as few as four or as many as thirty-eight full-time associates employed at that location. Associate positions at a large dealership may include a general manager, assistant manager(s), office manager, office clerk(s), service manager, purchasing agent, collections personnel, sales personnel, inventory associates (detailers), and on-call drivers. Dealerships are generally open Monday through Saturday from 9:00 a.m. to 6:00 p.m.

Dealership Locations and Facilities. Below is a summary of dealerships operating during the fiscal years ended April 30, 2024, 2023 and 2022:

	Years Ended April 30,
	2024	2023	2022
Dealerships at beginning of year	156	154	151
Dealerships opened or acquired	1	3	3
Dealerships closed	(3)	(1)	-

Dealerships at end of year	154	156	154

Below is a summary of dealership locations by state as of April 30, 2024, 2023 and 2022:

	As of April 30,
Dealerships by State	2024	2023	2022
Arkansas	37	37	38
Oklahoma	29	30	30
Missouri	18	18	18
Alabama	16	16	16
Texas	14	14	13
Kentucky	12	12	12
Georgia	9	9	9
Tennessee	9	10	8
Mississippi	5	5	5
Illinois	3	3	3
Indiana	1	1	1
Iowa	1	1	1

Total	154	156	154

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

Generally, the Company purchases vehicles between 5 and 12 years of age with 70,000 to 150,000 miles and pays between $7,000 and $15,000 per vehicle with an average cost of $7,300 per vehicle. The Company focuses on providing basic transportation to its customers. The Company sells a variety of vehicles that include primarily sport utility vehicles, trucks, and sedans. The Company typically does not purchase sports cars or luxury cars. A member of dealership management inspects and test-drives vehicles prior to a sale. The Company strives to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles. As part of the strategy to obtain quality, affordable vehicles, the Company has formed relationships with reconditioning companies leveraging volumes to negotiate improved labor rates and consistent condition reports to recondition vehicles, in particular repossessions and trades, in order to have access to a larger quantity of and lower cost vehicles.

Selling, Marketing and Advertising.  Dealerships generally maintain an inventory of 20 to 90 vehicles depending on the size and maturity of the dealership and also the time of the year. Inventory turns over approximately 7 times each year. Selling is done predominantly by the dealership manager, assistant manager, manager trainee or sales associate. Sales associates are paid a commission for sales in addition to an hourly wage. Sales are made on an “as is” basis; however, customers are given an option to purchase a service contract, which covers certain vehicle components and assemblies. For covered components and assemblies, the Company coordinates service with third-party service centers with which the Company typically has previously negotiated labor rates. The vast majority of the Company’s customers elect to purchase a service contract when purchasing a vehicle. Additionally, the Company offers its customers to whom financing is extended an accident protection plan (“APP”) product. The APP product contractually obligates the Company to cancel the remaining amount owed on a contract where the vehicle has been totaled, as defined in the plan, or the vehicle has been stolen. APP is available in most of the states in which the Company operates, and the vast majority of financed customers elect to purchase this product when purchasing a vehicle in those states.

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

The Company primarily advertises using television, radio, digital and social media. In addition, the Company periodically conducts promotional sales campaigns in an effort to increase sales or promote the brand. The Company uses an outside marketing firm to enhance its brand strategy and broaden the Company’s usage of digital and social media channels.

Underwriting and Finance.  The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships. The Company only provides financing to its customers for the purchase of its vehicles and selected ancillary products, and the Company does not provide any type of financing to non-customers. The Company’s installment sales contracts as of April 30, 2024, typically include down payments ranging from 0% to 20% (average of 5.4%), terms ranging from 18 months to 69 months (average of 47.9 months), and a fixed annual interest rate of 18.25% for contracts originating after early December 2023 (up from 18.0%) for all states except Arkansas, Illinois and acquired dealerships in Tennessee. The interest rate for sales in Arkansas, which account for approximately 27.1% of the Company’s revenues, is subject to a usury cap of 17%, and therefore, these sales are originated at 16.75%. The interest rate for sales in Illinois and the acquired Tennessee dealerships range from 19.5% to 23.0%. The portfolio weighted average interest rate is 16.9%.

The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis, scheduled to coincide with the day the customer is paid by his or her employer, with approximately 78% of payments being due on either a weekly or bi-weekly basis. Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history and personal references. These items are entered into the origination system and then certain information is verified by Company personnel. After the verification process, the dealership manager makes the decision to accept, reject or modify (perhaps obtain a greater down payment or suggest a lower priced vehicle) the proposed transaction. The refinements to the underwriting guidelines in the origination system improved the dealership manager’s ability to assess the stability and character of the applicant. The dealership manager who makes the credit decision is ultimately responsible for collecting the contract, and his or her compensation is directly related to the collection results of his or her dealership. The Company provides centralized support to the dealership manager by assisting in underwriting decisions when needed, as well as providing training and reporting used for monitoring customer accounts on a daily, weekly and monthly basis.

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

The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle. Periodically, the Company enters into contract modifications with its customers to extend or modify the payment terms. The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account and will increase the likelihood of the customer being able to pay off the vehicle contract. At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. No other concessions are granted to customers, beyond the extension of additional time at the time of modification. Modifications are minor and are made for pay day changes, minor vehicle repairs and other reasons. For those vehicles that are repossessed, a large portion are returned or surrendered by the customer on a voluntary basis. Other repossessions are performed by Company personnel or third-party repossession agents. Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company dealership or sold for cash on a wholesale basis, primarily through physical or online auctions.

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

Dealership Acquisitions.  Since 2020, the Company has actively pursued strategic dealership acquisitions to expand its market presence and enhance its business operations. Most recently, the Company continued its expansion efforts by acquiring used car dealerships in Tennessee, Texas and Arkansas. These acquisitions helped the Company further strengthen its footprint and increase its market share. By strategically acquiring established dealerships, the Company believes it can accelerate its growth and solidify its position as a key player in the used auto industry. The Company’s recent acquisitions have not only expanded the Company's geographic reach but also allowed the Company to leverage the acquired dealerships' operational efficiencies, experienced personnel, and customer relationships, leading to enhanced value for both the Company and its customers. Management continues to actively pursue additional acquisitions, including in regions beyond the Company’s existing geographic footprint, and believes that disruptions in the current competitive landscape will provide unique opportunities to acquire productive dealerships in good markets managed by experienced owners and their staff.

Corporate Office Oversight and Management. The corporate office, based in Rogers, Arkansas, consists of regional vice presidents of operations, area operations managers, as well as regional support personnel in inventory, sales, collections, compliance and human resources. The corporate office also provides training and development personnel, accounting and management information systems personnel, compliance and risk personnel, administrative personnel and senior management. The corporate office monitors and oversees dealership operations. The corporate office has access to operating and financial information and reports on each dealership on a daily, weekly, monthly, quarterly, and annual basis. This information includes cash receipts and disbursements, inventory and receivables levels and statistics, receivables aging, sales and account loss data. The corporate office uses this information to compile Company-wide reports, plan dealership visits and prepare monthly financial statements.

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

The Company’s dealership managers meet monthly on an area, regional or Company-wide basis. At these meetings, corporate office personnel provide training and recognize the achievements of dealership managers. Near the end of every fiscal year, the respective area operations manager, regional vice president and senior management conduct “projection” meetings with each dealership manager. At these meetings, the year’s results are reviewed and ranked relative to other dealerships, and both quantitative and qualitative goals are established for the upcoming year. The qualitative goals may focus on staff development, effective delegation, and leadership and organization skills. Quantitatively, the Company establishes unit sales goals and profit goals based on invested capital and, depending on the circumstances, may establish delinquency, account loss or expense goals.

The corporate office is also responsible for establishing policy, maintaining the Company’s management information systems, conducting compliance audits, orchestrating new dealership openings and setting the strategic direction for the Company.

Industry

Used Car Sales. The market for used car sales in the United States is significant. Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships. The Company operates in the Integrated Auto Sales and Finance segment of the independent used car sales and finance market. Integrated Auto Sales and Finance dealers sell, and finance used cars to individuals that often have limited credit histories or past credit problems. Integrated Auto Sales and Finance dealers typically offer their customers certain advantages over more traditional financing sources, such as less restrictive underwriting guidelines, flexible payment terms (including scheduling payments on a weekly or bi-weekly basis to coincide with a customer’s payday), and the ability to make payments in person, an important feature to individuals who may not have a checking account.

Used Car Financing. The used automobile financing industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Integrated Auto Sales and Finance dealers. Many loans that flow through the more traditional sources have historically ended up packaged in the securitization markets. Despite significant opportunities, many of the traditional lending sources have not historically been consistent in providing financing to individuals with limited credit histories or past credit problems. Management believes traditional lenders have historically avoided this market because of its high credit risk and the associated collections efforts. Beginning in 2012, funding for the deep subprime automobile market increased significantly and has remained elevated compared to historic levels, likely due to the ultra-low interest rate environment combined with the historical credit performance of the used automobile financing market during and after the recession of the prior decade. However, as a result of the recent inflationary environment, increased funding costs, and increased insurance costs, credit availability for used vehicle financing has tightened. Management expects this to continue for the foreseeable future and believes the reduced availability of used vehicle financing will provide the Company an opportunity to gain market share and better serve an increasing customer base.

Competition

The used automotive retail industry is fragmented and highly competitive. The Company competes principally with other independent Integrated Auto Sales and Finance dealers, as well as with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions. The Company competes for both the purchase and resale of used vehicles. The tight supply of used vehicles in our market has led to higher purchase and retail prices which have been the primary contributors to the Company’s decision in recent periods to allow longer term lengths and slightly lower down payments in connection with our customer financing contracts.

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

The Company’s consumer financing and collection activities are also subject to oversight by the federal Consumer Financial Protection Bureau (“CFPB”), which has broad regulatory powers over consumer credit products and services such as those offered by the Company. Under applicable CFPB rules, the Company’s finance subsidiary, Colonial, is deemed a “larger participant” in the automobile financing market and is therefore subject to examination and supervision by the CFPB.

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

Human Capital Resources

At America’s Car-Mart, Inc., our associates are the heart of our business. Our associates are committed to making a difference for customers, their communities and each other. As of April 30, 2024, the Company, including its consolidated subsidiaries, employed a diverse associate base of approximately 2,280 fulltime associates. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes that its relations with its employees are positive.

Diversity and Inclusion

The Company’s culture is one that fosters diversity, equity and inclusion. We view diversity as an important factor in reflecting the values and cultures of all our associates. Each of our dealerships is a locally operated business, and our diversity must represent the communities in which we serve. The Company is an equal opportunity employer that strives to provide an inclusive environment, including associates that represent a wide range of backgrounds, cultures, and experiences. The Company’s hiring practices are designed to find and promote candidates reflecting the various communities in which we operate. As of April 30, 2024, 53% of the Company’s associates were women and 33% of our associates were racially or ethnically diverse.

Employee Safety and Health

Ensuring the safety of all associates is a critical priority for the Company. Associates are expected to stay informed about safety initiatives and to report unsafe conditions to their supervisor. Suppliers are expected to ensure that employees working on behalf of Car-Mart adhere to all of the Company’s health and safety policies, requirements and regulations. The Company’s specific annual safety goals are to eliminate all preventable work-related injuries, illnesses and property damage and achieve 100% compliance with all established safety procedures. Internally, we track workplace injuries among associates, customers and other third parties at our facilities. With our comprehensive safety and education program and attention to proper procedures at our dealerships, the number of incidents is below industry standards for all retail locations. Our Legal and Compliance departments are responsible for safety education and training, and regularly reviews indicators and areas where risks and injuries can occur, helping to eliminate hazards. General Managers at each dealership are responsible for safety at their location on a daily basis, and members of the safety committee at our corporate office are trained on CPR and other emergency procedures and regularly conduct drills for events such as a fire or tornado.

From a health perspective, the Company believes it is important to support the physical, mental, social, environmental and financial well-being of our Car-Mart associates at work and at home. The Company is committed to doing so with key initiatives that inspire associates to strive for long-term sustainable health and wellness for themselves and their families. We seek to educate and empower associates to improve and maintain their overall health. Further, we offer resources for preventive care, such as flu shots, vaccinations and other preventative health screenings. Associates have access to retirement investment plans and legal consultants to help them save for their future needs. The Company also offers professional resources that promote associates’ mental health and general well-being at no cost to the associates and their immediate families.

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

Executive Officers of the Registrant

The following table provides information regarding the executive officers of the Company as of April 30, 2024:

Name	Age	Position with the Company

Douglas Campbell	48	Chief Executive Officer and President

Vickie D. Judy	58	Chief Financial Officer

Jeffrey A. Williams	61	CEO Emeritus

Douglas Campbell became Chief Executive Officer, President and a director of the Company in October 2023, after serving as President of the Company for the prior year. Before joining the Company, Mr. Campbell was Senior Vice President, Head of Fleet Services for the Americas, at Avis Budget Group (“Avis”) since June 2022, previously serving in roles as Head of Fleet Services for the Americas since June 2021 and Vice President, Remarketing for the Americas, at Avis from March 2018 to June 2021. Prior to joining Avis, Mr. Campbell held management positions at AutoNation from September 2014 to March 2018 serving as Used Vehicle Director, Eastern Region, in AutoNation’s corporate office and later as General Manager of its Honda Dulles dealership. Preceding AutoNation, Mr. Campbell served fifteen years with Coral Springs Auto Mall, most recently serving as Executive General Manager.

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

Jeffrey A. Williams served as CEO Emeritus through April 30, 2024 and currently serves as a director of the Company.  He previously served as Chief Executive Officer of the Company from January 2018 to September 2023, and President of the Company from March 2016 until October 2022. He has served as a director since August 2011. Mr. Williams also served as Chief Financial Officer of the Company from  2005 to January 2018. He also served as Vice President Finance from 2005 to March 2016 and as Secretary of the Company from 2005 to May 2018. Mr. Williams is a Certified Public Accountant, inactive, and prior to joining the Company, his experience included approximately seven years in public accounting with Arthur Andersen & Co. and Coopers and Lybrand LLC in Tulsa, Oklahoma and Dallas, Texas. His experience also includes approximately five years as Chief Financial Officer and Vice President of Operations of Wynco, LLC, a nationwide distributor of animal health products.

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

In the normal course of business, the used automotive retail industry is subject to changes in regional U.S. economic conditions, including, but not limited to, interest rates, gasoline prices, inflation, personal discretionary spending levels, and consumer sentiment about the economy in general. Recent and future disruptions in domestic and global economic and market conditions, including rising interest rates and higher grocery and gasoline prices, or significant changes in the political environment (such as the ongoing military conflicts in the Middle East, and Ukraine) and/or public policy, could adversely affect consumer demand or increase the Company’s costs, resulting in lower profitability for the Company. Due to the Company’s focus on non-prime customers, its actual rate of delinquencies, repossessions and credit losses on contracts could be higher under adverse economic conditions than those experienced in the automotive retail finance industry in general.

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

The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the twelve states where the Company operates. The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas with approximately 27.1% of revenues resulting from sales to Arkansas customers. The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets. Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative effect on the Company’s results of operations.

The Company’s growth strategy is dependent upon the following factors:

●

Favorable operating performance. Our ability to increase revenues at existing dealerships or expand our business through additional dealership openings or strategic acquisitions is dependent on a sufficiently favorable level of operating performance to support the management, personnel and capital resources necessary to successfully grow existing locations, open and operate new locations, or acquire new locations.

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

●

Ability to attract and retain management for new and existing dealerships. The success of new dealerships is dependent upon the Company being able to hire and retain additional competent personnel. The market for qualified employees in the industry and in the regions in which the Company operates is highly competitive. If we are unable to hire and retain qualified and competent personnel to operate our new dealerships, these dealerships may not be profitable, which could have a material adverse effect on our future financial condition and operating results.

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

●

Acceptable levels of credit losses at new dealerships. Credit losses tend to be higher at new dealerships due to fewer repeat customers and less experienced associates; therefore, the opening of new dealerships tends to increase the Company’s overall credit losses. This may require the Company to incur additional costs to reduce future credit losses or to close the underperforming locations altogether. Any of these circumstances could have a material adverse effect on the Company’s future financial condition and operating results.

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

When applicable, the Company has to recognize losses resulting from the inability of certain borrowers to pay contracts and the insufficient realizable value of the collateral securing contracts. The Company maintains an allowance for credit losses in an attempt to cover net credit losses expected over the remaining life of the contracts in the portfolio at the measurement date. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical credit loss experience, changes in contractual characteristics (i.e., average amount financed, term, and interest rates), and other  qualitative considerations, such as credit quality trends, collateral values, current and forecasted economic conditions, underwriting and collections practices, concentration risk, credit review, and other external factors. This evaluation is inherently subjective as it requires estimates of material factors that may be susceptible to significant change. If the Company’s assumptions and judgments prove to be incorrect, its current allowance for credit losses may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its contract portfolio which could adversely affect the Company’s financial condition and results of operations. At April 30, 2024 the Company had an allowance for credit losses at 25.32% (compared to 23.91% at April 30, 2023) of the principal balance of finance receivables, net of deferred revenue and pending APP claims. The increase in the allowance for credit losses was primarily due to continuing inflationary pressure on customers and the update to our calculation methodology and the performance of our loan portfolio in the second quarter of the fiscal year 2024. Any future deterioration in economic conditions or consumer financial health may result in additional future credit losses that may not be fully reflected in the allowance for credit losses.

The Company’s success depends upon the continued contributions of its management teams and the ability to attract and retain qualified employees.

The Company is dependent upon the continued contributions of its management teams. Because the Company maintains a decentralized operation in which each dealership is responsible for inspecting and selling its own vehicles, making credit decisions and collecting contracts it originates, the key employees at each dealership are important factors in the Company’s ability to implement its business strategy. Consequently, the loss of the services of key employees could have a material adverse effect on the Company’s results of operations. In addition, when the Company decides to open new dealerships, the Company will need to hire additional personnel. The market for qualified employees in the industry and in the regions in which the Company operates is highly competitive and may subject the Company to increased labor costs during periods of low unemployment or times of increased competition for labor.

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

The Company generates cash from income from continuing operations. The cash is primarily used to fund finance receivables growth. To the extent finance receivables growth exceeds income from continuing operations, the Company generally increases its borrowings under its revolving credit facilities and, more recently, has issued non-recourse notes through asset-back securitization transactions to provide the cash necessary to fund operations. On a long-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or term securitizations. Any adverse changes in the Company’s ability to borrow under revolving credit facilities or by accessing the securitization market, or any increase in the cost of such borrowings, would likely have a negative impact on the Company’s ability to finance receivables growth which would adversely affect the Company’s growth and business strategies. Further, the Company’s current credit facilities and non-recourse notes payable contain various reporting and/or financial performance covenants. Any failure of the Company to comply with these covenants could have a material adverse effect on the Company’s operating results, financial condition, cash flow and ability to implement its business strategy.

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

The effects of climate change such as natural disasters or the occurrence of weather events, such as rain, snow, wind, storms, hurricanes, or other natural disasters, which can adversely affect consumer traffic and operations at the Company’s automotive dealerships as well as customers’ ability to make their car payments, could negatively impact the Company’s operating results. Further, the pricing of used vehicles is affected by, among other factors, consumer preferences, which may be impacted by consumer perceptions of climate change and consumer efforts to mitigate or reduce climate change-related events by purchasing vehicles that are viewed as more fuel efficient (including vehicles powered primarily or solely through electricity). An increase in the supply or a decrease in the demand for used vehicles may impact the resale value of the vehicles the Company sells. Moreover, the implementation of new or revised laws or regulations designed to address or mitigate the potential impacts of climate change (including laws which may adversely impact the auto industry in particular as a result of efforts to mitigate the factors contributing to climate change) could have a significant impact on the Company. Consequently, the impact of climate change-related events, including efforts to reduce or mitigate the effects of climate change, may adversely impact the Company’s operating results.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Material Effects of Cybersecurity Incidents

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition. Further information regarding cybersecurity risks can be found in Item 1A. Risk Factors, of this Annual Report on Form 10-K.

Cybersecurity Risk Management and Strategy

We consider the protection of our customers’ and corporate data to be a priority within our business. We continually monitor and assess the cybersecurity landscape and invest in enhancing our cybersecurity capabilities and strengthening our partnerships with appropriate business partners, service partners, and government and law enforcement agencies to understand the range of cybersecurity risks in the operating environment, enhance defenses, and improve resiliency against cybersecurity threats.  Through these partnerships, we incorporate threat intelligence, security operations, continuous training, and penetration testing. We strive to reduce the threat landscape for both the Company and our customers, through vigilantly monitoring systems and general technology controls.

Our efforts focus on protecting and enhancing the security of our information systems, software, networks, and other assets, whether commercial products or custom solutions. Our cybersecurity program focuses on protecting and enhancing the security of our information systems, software, networks, and other assets, whether commercial products or custom solutions. These efforts are under continuous review for improvement within the changing threat landscape and are designed to protect against, and mitigate the effects of, cybersecurity incidents that could result in unauthorized access to confidential, sensitive, or personal information of associates or customers or proprietary company information and potentially disrupt or impede our operations or otherwise cause harm to the Company, our customers, suppliers, dealers, or other key stakeholders.

Our cybersecurity program leverages both internal and external techniques and expertise across the cybersecurity spectrum. We maintain and utilize industry best practice capabilities, processes, and other security-related measures, based upon National Institute of Standards and Technology (NIST) and Control Objectives for Information Technologies (CoBIT) frameworks.  Our capabilities, processes, and other security measures include, among others:

●	Threat detection through the use of security information and event management software;
●	Incident management processes for any security-related activity, requiring senior management signoff;
●	Corporate endpoint detection and response software, which monitors for malicious activities on external-facing endpoints;
●	Cloud monitoring tools, running on primary public and private cloud environments;
●	Data encryption at rest and during transit and immutable data backups; and
●	Business continuity, disaster recovery and incident response plans.

We also  expect our suppliers to follow the same industry-standard security practices that we follow.  Despite having thorough due diligence, onboarding, and cybersecurity assessment processes in place for our suppliers, the responsibility ultimately rests with our suppliers to establish and uphold their respective cybersecurity programs. The ability and availability of information to monitor the cybersecurity practices and controls of our suppliers is limited, and there can be no assurance that we can prevent or mitigate the risk of any compromise or failure in information systems, software, networks, and other assets owned or controlled by our suppliers. Although the Company attempts to manage its exposure to such events through the purchase of cyber liability insurance, such events are inherently unpredictable, and insurance may not be sufficient to protect the Company against all losses. There is no assurance that the Company's security systems or processes will prevent or mitigate future break-ins, tampering, security breaches or other cyber-related attacks.

Cybersecurity Governance

Our Board of Directors oversees the management of risks inherent in the operation of our business, with a focus on the most significant risks that we face, including those related to cybersecurity. Our Board of Directors has delegated oversight of cybersecurity, including privacy and information security, as well as enterprise risk management to the Innovation and Technology Committee. In connection with that oversight responsibility, our Senior Vice President of Technology and Chief Legal Officer meet with the Innovation and Technology Committee on a quarterly basis to provide information and updates on a range of cybersecurity topics which may include our cybersecurity program and governance processes; cyber risk monitoring and management; the status of projects to strengthen our cybersecurity and privacy capabilities; recent significant incidents or threats impacting our operations, industry, or third-party suppliers; and the emerging threat landscape.

Our information security team works closely with key stakeholders, including regulators, government agencies, law enforcement, peer institutions, industry groups, and develops and invests in talent and innovative technology to manage cybersecurity risk.

When a cybersecurity threat or incident is identified, the Senior Vice President of Technology and the security team works closely with cross functional committees, leveraging subject matter expertise across the organization, as part of our incident response plans and promptly provides information to senior management, with the goal of timely assessing such incidents, determining applicable disclosure requirements and communicating with the Chairs of the Innovation and Technology Committee and the Audit Committee, regarding any significant cybersecurity incidents, including those experienced by third party service providers, which may pose significant risk to our business, customers, clients, associates and stakeholders, and continues to provide regular reports until such incidents are concluded. The above framework tracks and allows team members to monitor each incident throughout its lifecycle to ensure the Company is informed about and following cybersecurity incidents as they are mitigated and remediated. Post-incident reviews are also performed to determine if there are any additional controls that may feasibly be implemented to prevent recurrence.

Item 2. Properties

As of April 30, 2024, the Company leased approximately 86% of its facilities, including dealerships and the Company’s corporate offices. These facilities are located principally in the states of Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company’s corporate offices are located in approximately 50,000 square feet of leased space in Rogers, Arkansas. For additional information regarding the Company’s properties, see “Operations-Dealership Locations and Facilities” under Item 1 above.

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

Holders of Record

As of June 19, 2024, there were approximately 988 shareholders of record. This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.

Stockholder Return Performance Graph

Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the market-weighted value of a customized peer group of automotive dealership companies (“Auto Dealerships”) composed of the common stock of Asbury Automotive Group, Inc.; AutoNation, Inc.; CarMax, Inc.; Copart, Inc.; Group 1 Automotive, Inc.; Lithia Motors, Inc.; Penske Automotive Group, Inc.; Rush Enterprises, Inc.; and Sonic Automotive, Inc. for the period of five fiscal years commencing on May 1, 2019 and ending on April 30, 2024.

The graph assumes that the value of the investment in the Company’s common stock and each index or peer group was $100 on April 30, 2019.

The dollar value at April 30, 2024 of $100 invested in the Company’s common stock on April 30, 2019 was $57.79, compared to $201.71 for the NASDAQ Market Index (U.S. Companies) and $249.06 for the Auto Dealerships peer group.

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

Issuer Purchases of Equity Securities

The Company is authorized to repurchase shares of its common stock under its common stock repurchase program. On December 14, 2020, the Board of Directors authorized the repurchase of up to an additional one million shares along with the balance remaining under its previous authorization approved and announced on November 16, 2017. No shares of the Company’s common stock were purchased under the Company’s stock repurchase program during fiscal 2024.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2024, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981. While Car-Mart has grown its revenues between approximately 3.5% and 31.2% per year over the last ten years preceding 2024 (average 12.0%), revenue for the fiscal year ended April 30, 2024, declined slightly compared to fiscal 2023 primarily due to an 8.8% decrease in retail units sold. The decrease was partially offset by a 5.7% increase in the average retail sales price and an 18.8% increase in interest income.

The Company earns revenue from the sale of used vehicles, and in most cases a related service contract and an accident protection plan product, as well as interest income and late fees from the related financing. The Company’s cost structure is more fixed in nature and is sensitive to volume changes. Revenue can be affected by our level of competition, which is influenced to a large extent by the availability of funding to the sub-prime automobile industry, together with the availability and resulting purchase cost of the types of vehicles the Company purchases for resale. Revenues can also be affected by the macro-economic environment. Down payments, contract term lengths and credit scoring are critical to helping customers succeed and are monitored closely by corporate management at the point of sale. After the sale, collections, delinquencies, and charge-offs are crucial elements of the Company’s evaluation of its financial condition and results of operations and are monitored and reviewed on a continuous basis. Management believes that developing and maintaining a relationship with its customers and earning their repeat business is critical to the success and growth of the Company and can serve to offset the effects of increased competition and negative macro-economic factors.

The Company focuses on the benefits of excellent customer service and its “local” face-to-face offering in an effort to help customers succeed, while continuing to enhance the Company’s digital services and offerings to meet growing demands for an integrated digital-online sales and service experience. The Company, over recent years, has focused on providing a good mix of vehicles in various price ranges to increase affordability for customers.

The purchase price the Company pays for its vehicles can also have a significant effect on revenues, liquidity and capital resources. Because the Company bases its selling price on the purchase cost of the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes, and their car payments must remain affordable within their individual budgets. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply and generally increased prices in the wholesale used car market. Also, expansions or constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand and the resulting purchase cost of the types of vehicles the Company purchases for resale.

The COVID-19 global pandemic and the resulting macroeconomic effects have negatively impacted the availability and prices of the vehicles the Company purchases. Over the past three years, the reduction in new car production and fewer off-lease vehicles have negatively impacted the availability of used vehicle inventory and resulted in higher purchase costs. The Company constantly reviews and adjusts purchasing avenues to ensure an appropriate flow of vehicles. While the Company anticipates that the availability of used vehicles will remain constricted and keep purchase costs elevated in the near future, any decline in overall market pressures affecting the availability and costs of used vehicles could result in lower inventory purchase costs and present an opportunity for the Company to purchase slightly newer, lower mileage vehicle for its customers.

The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s provision for credit losses as a percentage of sales has ranged from a low of approximately 19.31% in fiscal 2021 to 36.48% in fiscal 2024 (average of 26.36%). Credit loss results improved substantially in fiscal 2021 due to a lower frequency of losses and lower severity of loss amounts relative to the principal balance as the CARES Act enhanced unemployment and stimulus funds, combined with the Company’s commitment to working with customers, aided customers’ ability to make their vehicle payments. The improvement in credit losses as a percentage of sales for fiscal 2021 was further accelerated by the Company’s decision during the fourth quarter of fiscal 2021 to reduce the allowance for credit losses back to 23.55% of finance receivables, net of deferred revenue, which resulted in a $14.2 million pretax decrease in the provision for credit losses. The fiscal year 2022 credit losses began to normalize to pre-pandemic levels but were still below historical levels despite the increase in the average retail sales price. During fiscal year 2023, credit losses exceeded pre-pandemic levels, partially driven by the lack of federal stimulus payments in the current fiscal year as compared to prior fiscal years due to the expiration of the CARES Act and the Consolidated Appropriations Act of 2021, and partially driven by the current macro-economic environment at that time. During fiscal 2024, the provision for credit losses as a percentage of sales increased to 36.5%, primarily due to the $28 million increase in provision for credit losses during the three months ended October 31, 2023. The allowance for credit losses as a percentage of finance receivables, net of deferred revenue and pending accident protection plan (“APP”) claims, increased from 23.91% at April 30, 2023 to 26.04% at October 31, 2023 due to the implementation of the third-party software to assist in calculating the allowance for credit losses as well as the performance of the loan portfolio during the first six months of fiscal 2024. Based on the Company’s current analysis of credit losses, the allowance for credit losses at April 30, 2024 decreased to 25.32% of finance receivables, net of deferred revenue and pending APP claims, which was primarily driven by changes in the underwriting process and refinement to the underwriting guidelines due to the implementation of the Company’s new loan origination system. Following the implementation of our new loan origination system (LOS), we have experienced a notable decrease in the frequency and loss rate in charge-offs for loans originated through the LOS as compared to loans that were originated during the same period and the same dealership state using the legacy system. All the underwriting information for loans originated through the LOS is centrally located in the system, allowing dealerships to view internal scores, down-payment percentages, pre-qualification credit reports and other customer information.  Historically, dealerships have had to obtain this information from several sources. These changes to the underwriting process and refinement to our underwriting guidelines facilitate better-informed underwriting decisions due to all the information being readily available in a single location.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships. Generally, this is because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned. More mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers. Credit losses and charge-offs can also be impacted by market and economic factors, including a competitive used vehicle financing environment and macro-economic conditions such as inflation in the price of childcare, insurance, rent, gasoline, groceries, and other staple items. Negative macro-economic issues, however, do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers.

The Company continuously looks for ways to operate more efficiently, improve its business practices and adjust underwriting and collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. The Company also uses credit reporting and the use of global positioning system (“GPS”) units on vehicles. Additionally, the Company’s training department continuously strengthens its training for collections.  The Company’s collections department and support staff oversee collections and provide timely oversight and additional accountability on a consistent basis. Collections growth is included in quarterly earnings reports. The Company believes that the proper execution of its business practices is the single most important determinant of its long-term credit loss experience.

Over the last five fiscal years, the Company’s gross margin as a percentage of sales has ranged from a high of approximately 40.2% in fiscal 2021 to a low of 33.5% in fiscal 2023 (average of 36.9%). The gross margin percentage increased in fiscal 2024 to 34.7%. The Company’s initiatives around inventory life cycle efficiencies and a decrease in wholesale losses also contributed to the increase in gross profit percent. The total gross dollars per retail unit sold increased from the prior fiscal year by $593, primarily as a result of the Company selling on average a higher priced vehicle in fiscal 2024. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages but lower gross profit dollars. Gross margin is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. The Company plans to continue to focus on improving gross margin dollars in the near term, as demonstrated by the increases during fiscal 2024 as well as continuing to focus on improving wholesale results through its partnership with reconditioning companies, cost controls, and operational improvement around the acquisition and disposal of vehicles.

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

Consolidated Operations

(Operating Statement Dollars in Thousands)

				% Change
				2024	2023
	Years Ended April 30,			vs.	vs.	As a % of Sales
	2024	2023	2022	2023	2022	2024	2023	2022
Operating Statement:
Revenues:
Sales	$1,160,798	$1,204,194	$1,038,682	(3.6)%	15.9%	100.0%	100.0%	100.0%
Interest and other income	233,096	196,219	151,853	18.8	29.2	20.1	16.3	14.6
Total	1,393,894	1,400,413	1,190,535	(0.5)	17.6	120.1	116.3	114.6

Costs and expenses:
Cost of sales, excluding depreciation shown below	758,546	800,788	658,615	(5.3)%	21.6%	65.3	66.5	63.4
Selling, general and administrative	179,421	176,696	156,130	1.5	13.2	15.5	14.7	15.0
Provision for credit losses	423,406	352,860	238,054	20.0	48.2	36.5	29.3	22.9
Interest expense	65,348	38,312	10,919	70.6	250.9	5.6	3.2	1.1
Depreciation and amortization	6,871	5,602	4,033	22.7	38.9	0.6	0.5	0.4
Loss on disposal of property and equipment	437	361	149	21.1	142.3	-	-	-
Total	1,434,029	1,374,619	1,067,900	4.3	28.7	123.5	114.2	102.8

(Loss) income before income taxes	$(40,135)	$25,794	$122,635			(3.5)%	2.1%	11.8%

Operating Data (Unaudited):
Retail units sold	57,989	63,584	60,595	(8.8)%	4.9%
Average dealerships in operation	154	155	152	(0.6)	2.0
Average units sold per dealership per month	31.4	34.2	33.2	(8.2)	3.0
Average retail sales price	$19,113	$18,080	$16,372	5.7	10.4
Gross profit per retail unit sold	$6,937	$6,344	$6,272	9.3	1.1
Same store revenue growth	(1.0)%	16.7%	30.1%
Receivables average yield	16.2%	15.7%	15.8%

Fiscal 2024 Compared to Fiscal 2023

Total revenues decreased $6.5 million, or 0.5%, in fiscal 2024, as compared to revenue growth of 17.6% in fiscal 2023, principally as a result of declines in revenue from (i) dealerships that operated a full twelve months in both fiscal years ($13.8 million), and (ii) dealerships that were closed during or after the year ended April 30, 2023 ($14.9 million), partially offset by revenue growth from (iii) dealerships opened or acquired after April 30, 2023 ($22.2 million). The decline in revenue for fiscal 2024 is attributable to an 8.8% decrease in retail units sold, largely reflecting the challenging macroeconomic environment for our customers, partially offset by an 18.8% increase in interest and other income and a 5.7% increase in the average retail sales price. Interest income increased approximately $36.9 million compared to fiscal 2023, due to the $187.9 million increase in average finance receivables.

Cost of sales, as a percentage of sales, decreased to 65.3% compared to 66.5% in fiscal 2023, resulting in an increase in the gross margin percentage to 34.7% of sales in fiscal 2024 from 33.5% of sales in fiscal 2023. On a dollar basis, our gross margin per retail unit sold increased by $593 in fiscal 2024 compared to fiscal 2023. The average retail sales price for fiscal 2024 was $19,113, a $1,033 increase over the prior fiscal year, with over half of the increase attributable to vehicle price and the remaining related to ancillary products. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell generally narrows on a percentage basis because the Company must offer affordable prices to our customers. The Company initiated a strategic partnership with an industry leader and implemented initiatives around vehicle reconditioning efforts, transportation and scaling are expected to provide a better volume of affordable units.

Selling, general and administrative expenses, as a percentage of sales increased to 15.5% in fiscal 2024 from 14.7% for fiscal 2023. Selling, general and administrative expenses are, for the most part, more fixed in nature.  In dollar terms, selling, general and administrative expenses increased $2.8 million from fiscal 2023. The increase resulted from increased collections costs due primarily to a higher frequency of repossessions and increased spending in professional services around improvements in technology, as well as operating in a higher inflationary environment, which was partially offset by operational improvements and cost-cutting measures implemented in fiscal 2024. These efforts resulted in the lowest percentage change in annual selling, general and administrative expenses in over five years at just a 1.5% increase.

Provision for credit losses as a percentage of sales increased to 36.5% for fiscal 2024 compared to 29.3% for fiscal 2023. The provision for credit losses as a percentage of sales was higher during the current year due to the growth in the balance of finance receivables, net of deferred revenue of $61.7 million, coupled with a decrease in sales of $43.4 million. An increase in net charge-offs also contributed to the higher provision. Net charge-offs as a percentage of average finance receivables increased to 27.2% for fiscal 2024 compared to 23.3% for the prior year. The Company experienced continued increases in both the frequency and severity of losses, with the frequency increase accounting for over 80% of the increase as the Company’s customers continue to face pressures on higher average costs of everyday items. Severity was also higher due to the longer terms and lower recovery values. The increased frequency and severity of losses was partially mitigated by improved collection results from loans originated using our new LOS system compared to our outstanding loans originated under our legacy system. Approximately 20% of the portfolio balance of April 30, 2024 originated under the new LOS system.

Interest expense for fiscal 2024 as a percentage of sales increased to 5.6% in fiscal 2024 from 3.2% in fiscal 2023. The increase in interest expense is primarily due to the higher interest rates in 2024 as well as the higher average borrowings in fiscal 2024 ($730.3 million in fiscal 2024 compared to $568.3 million for fiscal 2023). 60% of the increase in interest expense is attributable to the higher interest rates in 2024 and 40% is attributable to the increase in borrowings.

Fiscal 2023 Compared to Fiscal 2022

Total revenues increased $209.9 million, or 17.6%, in fiscal 2023, as compared to revenue growth of 31.2% in fiscal 2022, principally as a result of (i) revenue growth from dealerships that operated a full twelve months in both fiscal years ($196.7 million), and (ii) revenue from stores opened or acquired during or after the year ended April 30, 2022 ($15.3 million), partially offset by (iii) decreased revenue from dealerships closed during or after the year ended April 30, 2022 ($2.1 million). The increase in revenue for fiscal 2023 is attributable to (i) a 10.4% increase in average retail sales price, (ii) a 4.9% increase in retail units sold and (iii) a 29.2% increase in interest and other income, due to the $289.2 million increase in average finance receivables.

Cost of sales, as a percentage of sales, increased to 66.5% compared to 63.4% in fiscal 2022, resulting in a decrease in the gross margin percentage to 33.5% of sales in fiscal 2023 from 36.6% of sales in fiscal 2022. On a dollar basis, our gross margin per retail unit sold increased by $72 in fiscal 2023 compared to fiscal 2022. The average retail sales price for fiscal 2023 was $18,080, a $1,708 increase over the prior fiscal year, reflecting the high demand for used cars, especially in the market we serve. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell generally narrows on a percentage basis because the Company must offer affordable prices to our customers. Demand for the vehicles we purchase for resale remained high during fiscal 2023 and the supply continued to be restricted primarily due to lower levels of new car production. The inflationary environment during fiscal 2023 also contributed to the lower gross margin percentage due to increased costs of vehicle parts, shop labor rates and transport services.

Selling, general and administrative expenses, as a percentage of sales decreased to 14.7% in fiscal 2023 from 15.0% for fiscal 2022. Selling, general and administrative expenses are, for the most part, more fixed in nature. During fiscal 2023 we continued investments in inventory procurement, technology and digital areas as well as investing in key additions to our leadership team. In dollar terms, selling, general and administrative expenses increased $20.6 million from fiscal 2022. These investments are expected to be leveraged, creating efficiencies in the business allowing us to serve more customers in future years.

Provision for credit losses as a percentage of sales increased to 29.3% for fiscal 2023 compared to 22.9% for fiscal 2022. Net charge-offs as a percentage of average finance receivables increased to 23.3% for fiscal 2023 compared to 18.3% for the prior year. The stimulus payments during fiscal 2022 had positive impacts on collections and net charge-off metrics, while in fiscal 2023, the absence of stimulus payments, added inflationary pressures and the current macro-economic environment had a negative impact on collections and net charge-off metrics. Net charge offs began to normalize to pre-pandemic levels in late fiscal 2022 and continued to normalize during fiscal 2023. The primary driver was an increased frequency of losses; however, the relative severity of losses also increased.

Interest expense for fiscal 2023 as a percentage of sales increased to 3.2% from 1.1% in fiscal 2022. The increase in interest expense is primarily due to the higher interest rates in 2023 as well as the higher average borrowings in fiscal 2023 ($568.3 million in fiscal 2023 compared to $331.6 million for fiscal 2022). 71% of the increase in interest expense is attributable to the higher interest rates in 2023 and 29% is attributable to the increase in borrowings.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2024, 2023 and 2022 (in thousands):

	April 30,
	2024	2023	2022
Assets:
Finance receivables, net	$1,098,591	$1,063,460	$856,114
Inventory	107,470	109,290	115,302
Income taxes receivable, net	2,958	9,259	274
Property and equipment, net(1)	60,361	61,682	45,412

Liabilities:
Accounts payable and accrued liabilities	49,207	55,108	47,925
Deferred revenue	120,781	120,469	92,491
Deferred income tax liabilities, net	17,808	39,315	30,449
Non-recourse notes payable, net	553,629	471,367	395,986
Revolving line of credit, net	200,819	167,231	44,670

(1)

Prepaid expenses and other assets at April 30, 2022, reflects an immaterial reclassification of approximately $6.0 million of capitalized implementation costs related to a cloud-computing arrangement previously recorded in Property and equipment, net, and did not impact operating income.

The following table shows receivables growth compared to revenue growth during each of the past three fiscal years. For fiscal year 2024, growth in finance receivables, net of deferred revenue, of 4.9% exceeded revenue decline of 0.5%, due primarily to the increases in term lengths of our installment sales contracts as the Company strives to keep payments affordable for our customers. The Company currently anticipates that the growth in finance receivables will generally be slightly higher than overall revenue growth on an annual basis due to overall term length increases in our installment sales contracts, partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. The average term for installment sales contracts at April 30, 2024 was 47.9 months, compared to 46.3. months for April 30, 2023.

	Years Ended April 30,
	2024	2023	2022

Growth in finance receivables, net of deferred revenue	4.9%	24.2%	34.1%
Revenue growth	(0.5)%	17.6%	31.2%

At fiscal year-end 2024, inventory decreased 1.7% ($1.8 million), compared to fiscal year-end 2023. The decrease in inventory reflects the Company’s initiatives around inventory life cycle efficiencies from procurement, reconditioning, wholesale efficiencies and repairs after the sale. Annualized inventory turns for fiscal year-end 2024 were 7.0 consistent with 7.1 for the prior year. The Company strives to improve the quality of the inventory and maintain adequate turns while maintaining inventory levels to ensure an adequate supply of vehicles, in volume and mix, and to meet sales demand.

Property and equipment, net, decreased by approximately $1.3 million as of April 30, 2024 as compared to fiscal 2023. The Company incurred approximately $6.1 million in expenditures during fiscal year 2024, primarily related to remodeling of existing locations. These expenditures were offset by $6.9 million in depreciation expense during fiscal 2024.

Accounts payable and accrued liabilities decreased by approximately $5.9 million at April 30, 2024 as compared to April 30, 2023 primarily due to lower accounts payable related to decreased inventory and sales activity.

Deferred revenue increased $312,000 at April 30, 2024 over April 30, 2023, primarily resulting from the increase in average retail sales price as well as the increased terms on the service contracts, partially offset by the decrease in retail unit sold.

Deferred income tax liabilities, net, decreased approximately $21.5 million on April 30, 2024, compared to April 30, 2023. As of April 30, 2024, the Company had an expected federal net operating loss carryforward of $83 million, which may be carried forward indefinitely until the loss is fully recovered.

The Company had $553.6 million and $471.4 million of non-recourse notes payable outstanding related to asset-backed term funding transactions as of April 30, 2024 and 2023, respectively. These notes accrue interest at fixed rates with a weighted average rate of 9.0% as of April 30, 2024.

The Company also maintains a revolving line of credit with a group of lenders with available borrowings based on and secured by eligible finance receivables and inventory. Interest under the revolving credit facilities is payable monthly at an interest rate determined based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally the Secured Overnight Financing Rate (SOFR) plus 3.50%.  Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) funds available from asset-backed securitization offerings and/or warehouse facilities, (iv) income taxes, (v) capital expenditures, and (vi) common stock repurchases. At April 30, 2024 and 2023 the Company had $200.8 million and $167.2 million, respectively, in outstanding borrowings under the revolving credit facilities.

Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases, and common stock repurchases. The Company also utilizes the securitization market and has recently entered into a warehouse facility to increase its borrowing capacities, with issuances of asset-backed non-recourse notes which may cause the revolving line of credit to fluctuate between securitization issuances.  The overall increase in total borrowings during fiscal 2024 was made to support an increase in finance receivables, with longer terms, and a growing customer base. This was partially offset by the payoff of the April 2022 asset-backed notes in the third quarter of fiscal 2024.

During fiscal 2024, the Company grew finance receivables by $62.0 million, decreased inventory by $1.8 million, and purchased investments and fixed assets of $11.0 million with a $115.8 million increase in total debt and a $89.4 million increase in debt, net of cash (a non-GAAP Measure). See “Non-GAAP Financial Measures” below for a reconciliation of debt, net of cash, to the most directly comparable GAAP financial measure. These investments reflect our commitment to providing the necessary inventory and facilities to support a growing customer base.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,
	2024	2023	2022
Operating activities:
Net income	$(31,393)	$20,432	$95,014
Provision for credit losses	423,406	352,860	238,054
Losses on claims for accident protection plan	34,504	25,107	21,871
Depreciation and amortization	6,871	5,602	4,033
Amortization of debt issuance costs	5,139	5,461	775
Stock based compensation	4,174	5,314	5,496
Deferred income taxes	(21,507)	8,866	8,750
Finance receivable originations	(1,079,946)	(1,161,132)	(1,009,858)
Finance receivable collections	455,828	434,458	417,796
Accrued interest on finance receivables	(792)	(1,188)	(1,559)
Inventory	139,186	133,047	51,057
Accounts payable and accrued liabilities	(9,338)	8,621	5,167
Deferred accident protection plan revenue	(1,229)	17,150	21,850
Deferred service contract revenue	1,540	24,542	30,645
Income taxes, net	6,301	(8,984)	(424)
Other(1)	(6,642)	(5,884)	(7,845)
Total	(73,898)	(135,728)	(119,178)

Investing activities:
Purchase of investments	(4,815)	(5,549)	(1,574)
Purchase of property and equipment(1)	(6,146)	(22,106)	(15,796)
Proceeds from sale of property and equipment	316	84	20
Total	(10,645)	(27,571)	(17,350)

Financing activities:
Debt facilities, net	27,330	119,580	(186,037)
Non-recourse debt, net	83,381	72,900	399,994
Change in cash overdrafts	823	-	(1,802)
Purchase of common stock	(365)	(5,196)	(34,698)
Dividend payments	(40)	(40)	(40)
Exercise of stock options, including tax benefits and issuance of common stock	(173)	1,502	(1,195)
Total	110,956	188,746	176,222

Increase in cash, cash equivalents, and restricted cash	$26,413	$25,447	$39,694

(1)

Prepaid expenses and other assets at April 30, 2022, reflects an immaterial reclassification of approximately $6.0 million of capitalized implementation costs related to a cloud-computing arrangement previously recorded in Property and equipment, net, and did not impact operating income.

The primary drivers of operating profits and cash flows include (i) top line sales (ii) interest income on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses, a significant portion of which relates to the collection of principal on finance receivables. Historically, most of the cash generated from operations has been used to fund finance receivables growth, capital expenditures and common stock repurchases. To the extent finance receivables growth, common stock repurchases, and capital expenditures exceed income from operations, the Company has increased borrowings under our revolving credit facilities and secured additional funding through the issuance of asset-backed non-recourse notes.

Cash flows used in operating activities for fiscal 2024 compared to fiscal 2023 decreased primarily as a result of (i) an increase in the provision for credit losses and (ii) a decrease in finance receivable originations, partially offset by an (iii) increase in cash used for accounts payable and accrued liabilities and (iv) a net loss.

Cash flows used in operating activities for fiscal 2023 compared to fiscal 2022 increased primarily as a result of (i) an increase in finance receivable originations and (ii) a decrease in deferred revenue, partially offset by an increase in (iii) finance receivable collections.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in higher selling prices. As the selling price increases, it generally becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes, and their car payments must remain affordable within their individual budgets. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, constrictions in consumer credit, as well as general economic conditions, can increase overall demand for the types of vehicles the Company purchases for resale as used vehicles become more attractive than new vehicles in times of economic instability. A negative shift in used vehicle supply, combined with strong demand for used vehicles, results in increased used vehicle prices and thus higher purchase costs for the Company.

Sustained macro-economic pressures affecting our customers have helped keep demand high in recent years for the types of vehicles we purchase. This strong demand for used vehicles, coupled with modest levels of new vehicle sales in recent years, have led to a generally ongoing tight supply of used vehicles available to the Company in both quality and quantity. Wholesale prices continued to soften in calendar year 2024 but remain high compared to the last several years.  The Company expects the tight used vehicle supply and strong demand for the types of vehicles we purchase to continue to keep purchase costs and resulting sales prices elevated for the short term but anticipates that an increase in marketplace wages for our customers could enhance affordability.

The Company has devoted significant efforts to improving its purchasing processes to ensure adequate supply at appropriate prices which includes the new partnership with an industry leader, expanding its purchasing territories to larger cities in close proximity to its dealerships and forming relationships with reconditioning partners to reduce purchasing costs. The Company has also increased the level of accountability for its purchasing agents including updates to sourcing and pricing guidelines. The Company continues to build relationships with national vendors that can supply a large quantity of high-quality vehicles.

The Company’s liquidity is also impacted by our credit losses. Macro-economic factors such as unemployment levels and general inflation on core and discretionary items can significantly affect our collection results and ultimately credit losses. Currently, as our customers look to cover rising costs of non-discretionary items, such as childcare, insurance, groceries and gasoline, it may impact their ability to make their car payments. The Company has made improvements to its business processes via the implementation of the loan origination system during the last two years to strengthen controls and provide stronger infrastructure to support its collections efforts. The Company continues to strive to reduce credit losses in spite of the current economic challenges and continued competitive pressures by improving deal structures. Management continues to focus on improved execution at the dealership level, specifically as related to working individually with customers concerning collection issues.

The Company’s collection results, credit losses and liquidity are also affected by the availability of funding to the sub-prime auto industry. In recent years, increased competition as well as the increasing used car prices resulting from the availability of funding to the sub-prime auto industry has contributed to the Company reducing down payments and lengthening contract terms for our customers, which negatively pressured collection percentages and credit losses and increased our need for external sources of liquidity. During fiscal years 2023 and 2024, the availability of credit to the Company’s customer base was somewhat dampened but remained near recent historical levels. The Company believes that the amount of credit available for the sub-prime auto industry, even with it tightening in 2023 and 2024, will remain relatively consistent with levels in recent years, which management expects will contribute to continued demand for most, if not all, of the vehicles the Company purchases for resale.

The Company’s business model relies on leasing the majority – approximately 86% as of April 30, 2024 – of the properties where its dealerships are located. At April 30, 2024 the Company had $82.9 million of operating lease commitments, including $23.8 million of non-cancelable lease commitments under the lease terms, and $59.1 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. Of the $82.9 million in lease obligations, $42.4 million of these commitments will become due in more than five years. The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s revolving credit facilities generally restrict distributions by the Company to its shareholders. The distribution limitations under the credit facilities allow the Company to repurchase the Company’s stock if either: (a) the aggregate amount of such repurchases after September 30, 2021 does not exceed $50 million, net of proceeds received from the exercise of stock options, and the total availability under the credit facilities is equal to or greater than 20% of the sum of the borrowing bases, in each case after giving effect to such repurchases (repurchases under this item are excluded from fixed charges for covenant calculations), or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available. Thus, although the Company does routinely repurchase stock, the Company is limited in its ability to pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.

At April 30, 2024, the Company had approximately $5.5 million of cash on hand and $73.4 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements in Item 8). On a short-term basis, the Company’s principal sources of liquidity include income from operations, proceeds from non-recourse notes payable issued under asset-back securitization transactions, warehouse facilities, borrowings under its revolving credit facilities, and other potential financing sources. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations, funding from asset-back securitization transactions, warehouse facilities, borrowings under revolving credit facilities or fixed interest term loans, and other potential financing sources. In February 2024, the Company entered into Amendment No. 6 to its revolving credit agreement (see Note F to the Consolidated Financial Statements) which extends the term of the Company’s revolving credit facilities to September 30, 2025, and reduces the total permitted borrowings from $600 million to $340 million. The reduction in the facility size relates primarily to the Company’s utilization of funding from recent issuances of asset-backed non-recourse notes, as well as two lenders withdrawing from the facility in connection with the Amendment. In July 2024, the Company entered into Amendment No. 7 to its revolving credit agreement to allow for, among other things, the entry into an amortizing warehouse agreement with recourse against the Company with respect to up to 10% of the aggregate amount borrowed under the warehouse facility and to amend the fixed charge coverage ratio under the credit agreement.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase fixed assets of approximately $6 million in the next 12 months as we complete facility updates and general fixed asset requirements, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available. The Company projects total interest payments of 69.6 million over the next twelve months as of April 30, 2024, and approximately $34.5 million to be paid thereafter based on its current total outstanding debt facilities as of the date of this report.

In July 2024, the Company entered into a $150 million amortizing warehouse agreement backed by a portion of its finance receivables.  The warehouse facility accrues interest at a rate of SOFR plus 350 basis points, with payments of principal and interest due monthly and a scheduled maturity date of  July 12, 2026. The company primarily plans to use the funds from the warehouse facility to pay down the current revolving loan balance. The Company believes it will have adequate liquidity to continue to grow its revenues and satisfy its capital needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Company has two standby letters of credit relating to insurance policies totaling $3.9 million at April 30, 2024.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2024.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the Company’s estimates. The Company believes the most significant estimate made in the preparation of the Consolidated Financial Statements in Item 8 relates to the determination of its allowance for credit losses, which is discussed below. The Company’s accounting policies are discussed in Note B to the Consolidated Financial Statements in Item 8.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At April 30, 2024, the weighted average contract term was 47.9 months with 36.1 months remaining. The allowance for credit losses at April 30, 2024 of $331.3 million, was 25.32% of the principal balance in finance receivables of $1.4 billion, less unearned accident protection plan revenue of $51.8 million, unearned service contract revenue of $68.9 million and, pending APP claims of $6.4 million. The Company increased the allowance for credit losses as a percentage of finance receivables from 23.91% at April 30, 2023 to 25.32% at April 30, 2024.

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

Because management’s estimate of the allowance for credit losses involves a high degree of qualitative judgment, such as the subjectivity of the assumptions used, there is uncertainty inherent in such estimates. Changes in these estimates could significantly impact the allowance and provision for credit losses.

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

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses. The guidance changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This guidance will affect the Company’s vintage disclosures related to current-period gross write-offs by year of origination for financing receivables.  The amendments in this update are effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on May 1, 2023, under a prospective basis. In regard to installment sale contract modifications, management notes that the Company primarily modifies a customer’s installment sale contract to allow for insignificant payment delays.  This type of modification is generally done to account for payday changes for the customer and minor vehicle repairs.

In October 2023, the FASB issued an accounting pronouncement (ASU 2023-06) related to disclosure or presentation requirements for various subtopics in the FASB’s Accounting Standards Codification (“Codification”). The amendments in the update are intended to align the requirements in the Codification with the U.S. Securities and Exchange Commission's (“SEC”) regulations and facilitate the application of GAAP for all entities. The effective date for each amendment is the date on which the SEC removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the Codification and will not become effective for any entity. Early adoption is prohibited. We do not expect this update to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued an accounting pronouncement (ASU 2023-09) related to income tax disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We plan to adopt this pronouncement for our fiscal year beginning May 1, 2025, and we do not expect it to have a material effect on our consolidated financial statements.

Non-GAAP Financial Measure

This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with generally accepted accounting principles (GAAP). We present debt, net of cash, and an adjusted debt to finance receivables ratio, each a non-GAAP financial measure, as supplemental measures of our financial condition. Debt, net of cash, is defined as total debt minus total cash, cash equivalents, and restricted cash on the balance sheet. The adjusted debt to finance receivables ratio is defined as the ratio of total debt, net of total cash, cash equivalents, and restricted cash divided by the outstanding principal balance of our finance receivables. We believe debt, net of cash, and the adjusted debt to finance receivables ratio are useful measures to monitor leverage and evaluate balance sheet risk. These measures should not be considered in isolation or as substitutes for reported GAAP results because they exclude certain items as compared to similar GAAP-based measures, and such measures may not be comparable to similarly-titled measures reported by other companies. We strongly encourage investors to review our consolidated financial statements included in this Annual Report on Form 10-K in their entirety and not rely solely on any one, single financial measure.  The reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures as of April 30, 2024, are provided in the table below.

	April 30, 2024	April 30, 2023
Debt:
Revolving lines of credit, net	$200,819	$167,231
Non-recourse notes payable, net	553,629	471,367
Total debt	$754,448	$638,598

Cash:
Cash and cash equivalents	$5,522	$9,796
Restricted cash from collections on auto finance receivables	88,925	58,238
Total cash, cash equivalents, and restricted cash	$94,447	$68,034

Debt, net of total cash	$660,001	$570,564

Principal balance of finance receivables	$1,435,388	$1,373,372

Ratio of debt to finance receivables	52.6%	46.5%
Ratio of debt, net of total cash, to finance receivables	46.0%	41.5%

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk on its financial instruments from changes in interest rates. In particular, the Company has historically had exposure to changes in the federal primary credit rate and changes in the prime interest rate of its lender. The Company does not use financial instruments for trading purposes but has in the past utilized an interest rate swap agreement to manage interest rate risk.

Interest rate risk.  The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had an outstanding balance on its revolving line of credit of $200.8 million at April 30, 2024 and $167.2 million at April 30, 2023. The impact of a 1% increase in interest rates would result in increased annual interest expense of approximately $2.0 million and $1.7 million based on the amounts outstanding at April 30, 2024 and 2023, respectively, and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. During the third quarter of fiscal 2024, the Company increased the interest rate by 0.25%. The Company’s finance receivables now carry a fixed annual interest rate of 18.25% (up from 18.0% at April 30, 2023) for all states, except Arkansas at 16.75% (which is subject to a usury cap of 17.0%), Illinois (originates at 19.5% – 21.5%), and acquired dealerships in Tennessee (which originate at up to 23.0%), based on the Company’s contract interest rate as of the contract origination date, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.

Item 8. Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)

Consolidated Balance Sheets as of April 30, 2024 and 2023

Consolidated Statements of Operations for the years ended April 30, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended April 30, 2024, 2023 and 2022

Consolidated Statements of Equity for the years ended April 30, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

America’s Car-Mart, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2024 and 2023, the related consolidated statements of operations, cash flows, and equity for each of the three years in the period ended April 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 15, 2024 expressed an unqualified opinion.

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

Allowance for credit losses

As described further in Notes B and C to the consolidated financial statements, the Company recorded an allowance for credit losses of $331.3 million on finance receivables of $1.4 billion as of April 30, 2024. Management estimates the allowance for credit losses on finance receivables by performing an undiscounted cash flow model adjusted by a prepayment rate. A loss-rate using historical credit loss experience (both timing and severity of losses) and collateral values is then applied to the amortized cost basis of the finance receivables. The estimate is adjusted for conditions which include factors such as adjustments for changes in underwriting, customer credit deterioration and customer delinquency rates. The estimate is further adjusted for reasonable and supportable forecasts for the expected effects of macroeconomic factors, such as the effects of current and forecasted inflation. We identified the allowance for credit losses as a critical audit matter.

The principal considerations for our determination that the allowance for credit losses is a critical audit matter are the significant judgements made by management in adjusting the historical loss experience to reflect current conditions and the selection and measurement of factors to account for the reasonable and supportable forecast period. Evaluating management’s conclusion involved a high degree of auditor judgement in performing our audit procedures.

Our audit procedures related to the allowance for credit losses included the following, among others:

●

We tested the design and operating effectiveness of management’s review control over the allowance for credit losses, which included the selection and measurement of adjustments related to changes in underwriting, customer credit deterioration, customer delinquency rates as well as the expected effects from current and forecasted inflation, on the allowance for credit losses.

●

We tested management’s process for determining the allowance for credit losses, which included the selection and measurement of adjustments related to underwriting, customer credit deterioration, customer delinquency rates as well as the expected effects from current and forecasted inflation on the allowance for credit losses.

We have served as the Company’s auditor since 1999.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

July 15, 2024

Consolidated Balance Sheets

America’s Car-Mart, Inc.

(Dollars in thousands, except share and per share amounts)

	April 30, 2024	April 30, 2023
Assets:
Cash and cash equivalents	$5,522	$9,796
Restricted cash	88,925	58,238
Accrued interest on finance receivables	6,907	6,115
Finance receivables, net	1,098,591	1,063,460
Inventory	107,470	109,290
Income taxes receivable, net	2,958	9,259
Prepaid expenses and other assets	31,276	26,039
Right-of-use asset	61,185	59,142
Goodwill	14,449	11,716
Property and equipment, net	60,361	61,682

Total Assets	$1,477,644	$1,414,737

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$21,379	$27,196
Deferred accident protection plan revenue	51,836	53,065
Deferred service contract revenue	68,945	67,404
Accrued liabilities	27,828	27,912
Deferred income tax liabilities, net	17,808	39,315
Lease liability	64,250	62,300
Non-recourse notes payable, net	553,629	471,367
Revolving line of credit, net	200,819	167,231
Total liabilities	1,006,494	915,790

Commitments and contingencies (Note L)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,727,013 and 13,701,468 issued at April 30, 2024 and April 30, 2023, respectively, of which 6,394,675 and 6,373,404 were outstanding at April 30, 2024 and April 30, 2023, respectively	137	137
Additional paid-in capital	113,930	109,929
Retained earnings	654,369	685,802
Less: Treasury stock, at cost, 7,332,338 and 7,328,064 shares at April 30, 2024 and April 30, 2023, respectively	(297,786)	(297,421)
Total stockholders' equity	470,650	498,447
Non-controlling interest	100	100
Total equity	470,750	498,547

Total Liabilities, mezzanine equity and equity	$1,477,644	$1,414,737

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

America’s Car-Mart, Inc.

(Dollars in thousands except share and per share amounts)

	Years Ended April 30,
	2024	2023	2022
Revenues:
Sales	$1,160,798	$1,204,194	$1,038,682
Interest and other income	233,096	196,219	151,853

Total revenues	1,393,894	1,400,413	1,190,535

Costs and expenses:
Cost of sales, excluding depreciation	758,546	800,788	658,615
Selling, general and administrative	179,421	176,696	156,130
Provision for credit losses	423,406	352,860	238,054
Interest expense	65,348	38,312	10,919
Depreciation and amortization	6,871	5,602	4,033
Loss on disposal of property and equipment	437	361	149
Total costs and expenses	1,434,029	1,374,619	1,067,900

(Loss) income before income taxes	(40,135)	25,794	122,635

(Benefit) provision for income taxes	(8,742)	5,362	27,621

Net (loss) income	$(31,393)	20,432	$95,014

Less: Dividends on mandatorily redeemable preferred stock	40	40	40

Net (loss) income attributable to common stockholders	$(31,433)	$20,392	$94,974

Earnings per share:
Basic	$(4.92)	$3.20	$14.59
Diluted	$(4.92)	$3.11	$13.92

Weighted average number of shares outstanding:
Basic	6,388,537	6,371,229	6,509,673
Diluted	6,388,537	6,566,896	6,823,481

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

America’s Car-Mart, Inc.

(In thousands)

	Years Ended April 30,
Operating activities:	2024	2023	2022
Net income	$(31,393)	$20,432	$95,014
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	423,406	352,860	238,054
Losses on claims for accident protection plan	34,504	25,107	21,871
Depreciation and amortization	6,871	5,602	4,033
Amortization of debt issuance costs	5,139	5,461	775
Loss on disposal of property and equipment	437	361	149
Stock-based compensation	4,174	5,314	5,496
Impairment of goodwill	267	-	-
Deferred income taxes	(21,507)	8,866	8,750
Change in operating assets and liabilities:
Finance receivable originations	(1,079,946)	(1,161,132)	(1,009,858)
Loan origination costs	40	(10)	(20)
Finance receivable collections	455,828	434,458	417,796
Accrued interest on finance receivables	(792)	(1,188)	(1,559)
Inventory	139,186	133,047	51,057
Prepaid expenses and other assets	(7,386)	(6,235)	(7,974)
Accounts payable and accrued liabilities	(9,338)	8,621	5,167
Deferred accident protection plan revenue	(1,229)	17,150	21,850
Deferred service contract revenue	1,540	24,542	30,645
Income taxes, net	6,301	(8,984)	(424)
Net cash used in operating activities	(73,898)	(135,728)	(119,178)

Investing Activities:
Purchase of investments	(4,815)	(5,549)	(1,574)
Purchases of property and equipment	(6,146)	(22,106)	(15,796)
Proceeds from sale of property and equipment	316	84	20
Net cash used in investing activities	(10,645)	(27,571)	(17,350)

Financing Activities:
Exercise of stock options	(455)	1,216	(1,488)
Issuance of common stock	282	286	293
Purchase of common stock	(365)	(5,196)	(34,698)
Dividend payments	(40)	(40)	(40)
Debt issuance costs	(5,897)	(2,263)	(6,108)
Change in cash overdrafts	823	-	(1,802)
Issuances of non-recourse notes payable	610,340	400,176	399,994
Principal payments on notes payable	(526,959)	(327,276)	-
Proceeds from revolving credit facilities	554,593	524,531	331,113
Payments on revolving credit facilities	(521,366)	(402,688)	(511,042)
Net cash provided by financing activities	110,956	188,746	176,222

Increase in cash, cash equivalents, and restricted cash	26,413	25,447	39,694
Cash, cash equivalents, and restricted cash beginning of period	68,034	42,587	2,893

Cash, cash equivalents, and restricted cash end of period	$94,447	$68,034	$42,587

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Equity

America’s Car-Mart, Inc.

(Dollars in thousands, except share amounts)

For the Years Ended April 30, 2024, 2023 and 2022

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2021	13,591,889	$136	$98,812	$570,436	$(257,527)	$100	$411,957

Issuance of common stock	9,721	-	293	-	-	-	293
Stock options exercised	40,575		(1,488)	-	-	-	(1,488)
Purchase of 304,204 treasury shares	-	-	-	-	(34,698)	-	(34,698)
Stock based compensation	-	-	5,496	-	-	-	5,496
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	95,014	-	-	95,014

Balance at April 30, 2022	13,642,185	$136	$103,113	$665,410	$(292,225)	$100	$476,534

Issuance of common stock	33,867	-	286	-	-	-	286
Stock options exercised	25,416	1	1,216	-	-	-	1,217
Purchase of 57,856 treasury shares	-	-	-	-	(5,196)	-	(5,196)
Stock based compensation	-	-	5,314	-	-	-	5,314
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	20,432	-	-	20,432

Balance at April 30, 2023	13,701,468	$137	$109,929	$685,802	$(297,421)	$100	$498,547

Issuance of common stock	17,177	-	282	-	-	-	282
Stock options exercised	8,368	-	(455)	-	-	-	(455)
Purchase of 4,274 treasury shares	-	-	-	-	(365)	-	(365)
Stock based compensation	-	-	4,174	-	-	-	4,174
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net (loss)	-	-	-	(31,393)	-	-	(31,393)

Balance at April 30, 2024	13,727,013	$137	$113,930	$654,369	$(297,786)	$100	$470,750

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are conducted principally through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of April 30, 2024, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.

B - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of America’s Car-Mart, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Segment Information

Each dealership is an operating segment with its results regularly reviewed by the Company’s Head of Operations in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual dealerships meet the aggregation criteria for reporting purposes under the current accounting guidance. The Company operates in the Integrated Auto Sales and Finance segment of the used car market, also referred to as the Integrated Auto Sales and Finance industry. In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the contracts as well as the regulatory environment in which the Company operates, all have similar characteristics. Each individual dealership is similar in nature and only engages in the selling and financing of used vehicles. All individual dealerships have similar operating characteristics. As such, individual dealerships have been aggregated into one reportable segment.

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

As of April 30, 2024, and periodically throughout the year, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by the amount it invests in one institution.

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

Restricted cash consists of the following for the years ending April 30, 2024 and April 30, 2023:

(In thousands)	April 30, 2024	April 30, 2023

Restricted cash from collections on auto finance receivables	$43,956	$34,442
Restricted cash on deposit in reserve accounts	44,969	23,796

Restricted Cash	$88,925	$58,238

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry a weighted average interest rate of approximately 16.9% using the simple effective interest method including any deferred fees. During the third quarter of the 2024 fiscal year, the Company changed the interest rate on new originations of installment sale contracts to 18.25% (from 18.0%) in all states except Arkansas (originates at 16.75%), Illinois (originates at 19.5% – 21.5%) and acquired dealerships in Tennessee (which originate at up to 23.0%). Contract origination costs are not significant. The installment sale contracts are structured to have variable payments whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges to be collected represent the balance of interest receivable to be earned over the remaining term of the related installment contract, and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. Total earned finance charges were $6.9 million and $6.1 million at April 30, 2024 and April 30, 2023, respectively, on the Consolidated Balance Sheets.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 78.3% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the general decline in the value of the collateral lead to prompt resolutions on problem accounts. At April 30, 2024, 3.1% of the Company’s finance receivables balances were 30 days or more past due compared to 3.6% at April 30, 2023.

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

As a result of this update to our methodology and the performance of our loan portfolio, the Company increased the provision for credit losses by $28.0 million and decreased net income by $21.8 million, or basic per share loss of $3.40 per share, upon implementation of the third-party software on our condensed consolidated statement of operations during the second quarter of the 2024 fiscal year and had no effect on periods prior to this. During the third quarter of fiscal year 2024, the Company decreased the allowance for credit loss from 26.04% to 25.74%, resulting in a $3.9 million benefit to the provision. During the fourth quarter of fiscal year 2024, the Company decreased the allowance for credit loss from 25.74% to 25.32%, resulting in a $5.4 million benefit to the provision. The decrease in the third and fourth quarters of the 2024 fiscal year were primarily driven by the lower overall inflationary outlook, fewer past due balances at third quarter end, changes in the underwriting process and refinements to the underwriting guidelines due to the implementation of the Company’s new loan origination system.

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover net credit losses expected over the remaining life of the installment sales contracts in the portfolio at the measurement date. At April 30, 2024, the weighted average total contract term was 47.9 months, with 36.1 months remaining. The allowance for credit losses at April 30, 2024, $331.3 million, was 25.32% of the principal balance in finance receivables of $1.4 billion, less deferred APP revenue of $51.8 million and deferred service contract revenue of $68.9 million, less pending APP claims of $6.4 million. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such a difference. At April 30, 2024, anticipated losses did not exceed deferred accident protection plan revenues. No such liability was required at April 30, 2024 or 2023.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. There was no impairment of goodwill during the 2023 fiscal year. During the 2024 fiscal year, the Company evaluated goodwill and recorded an impairment of $267,000 due to the closing of a dealership during the first quarter of fiscal 2024.

The Company had $14.4 million and $11.7 million of goodwill for the periods ended April 30, 2024 and 2023, respectively. Goodwill increased by $2.7 million during the year ended April 30, 2024 due to the acquisition of a dealership business during the current year, which was partially offset by the impairment mentioned above.

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

Cloud Computing Implementation Costs

The Company enters into cloud computing service contracts to support its sales, inventory management, and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within Prepaid expenses and other assets on the Consolidated Balance Sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption on the Consolidated Statement of Operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $16.7 million and $10.8 million as of April 30, 2024, and 2023, respectively. Accumulated amortization of capitalized implementation costs for these arrangements was $339,500 and $136,709 as of April 30, 2024 and 2023, respectively.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the fiscal years before 2020.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2024 and 2023, respectively.

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

Sales consist of the following for the years ended April 30, 2024, 2023 and 2022:

	Years Ended April 30,
(In thousands)	2024	2023	2022

Sales – used autos	$1,003,640	$1,057,465	$918,414
Wholesales – third party	52,463	54,610	46,625
Service contract sales	67,213	57,593	42,958
Accident protection plan revenue	37,482	34,526	30,685

Total	$1,160,798	$1,204,194	$1,038,682

At April 30, 2024 and 2023, finance receivables more than 90 days past due were approximately $4.5 million and $3.9 million, respectively. Late fee revenues totaled approximately $4.9 million, $4.4 million, and $3.1 million for the fiscal years ended 2024, 2023, and 2022, respectively. Late fee revenue is recognized when collected and is reflected within Interest and other income on the Consolidated Statements of Operations.

During the years ended April 30, 2024 and 2023, the Company recognized $34.8 million and $26.8 million of revenues that were included in deferred service contract revenues for the years ended April 30, 2023 and 2022, respectively.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of television, radio, print media and digital marketing costs. Advertising costs amounted to $4.3 million, $5.8 million and $5.0 million for the years ended April 30, 2024, 2023 and 2022, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements. The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 6% of each employee’s compensation. The Company contributed approximately $1.1 million, $1.2 million, and $1.2 million to the plans for the years ended April 30, 2024, 2023 and 2022, respectively.

The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount, included in stock-based compensation. Amounts for fiscal years 2024, 2023 and 2022 were not material individually or in the aggregate. A total of 200,000 shares were registered and 125,149 remain available for issuance under this plan at April 30, 2024.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note K. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from equity awards in the Consolidated Statements of Operations in the reporting period in which the exercises occur. The Company recorded a discrete income tax benefit of approximately $227,000 and $558,000 during the years ended April 30, 2024 and 2023, respectively. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

Treasury Stock

The Company purchased 4,274, 57,856, and 304,204 shares of its common stock to be held as treasury stock for a total cost of $365,000, $5.2 million, $34.7 million during the years ended April 30, 2024, 2023 and 2022, respectively. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. The Company has a reserve account of 10,000 shares of treasury stock to secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state and another reserve account of 14,000 shares of treasury stock for its subsidiary, ACM Insurance Company, in accordance with the requirements of the Arkansas Department of Insurance.

Facility Leases

The Company’s leases primarily consist of operating leases related to retail stores, office space, and land. For more information on financing obligations, see Note F.

The initial term for real property leases is typically 3 to 10 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 3 to 10 years or more. The Company includes options to renew (or terminate) in the lease term, and as part of the right-of-use (“ROU”) asset and lease liability, when it is reasonably certain that the options will be exercised. The weighted average remaining lease term as of April 30, 2024 was 11.4 years.

The ROU asset and the related lease liability are initially measured at the present value of future lease payments over the lease term. As most leases do not provide an implicit interest rate, the Company obtains a quote for a collateralized debt obligation from a group of lenders each quarter to determine the present value of future payments of leases commenced for that quarter. The weighted average discount rate as of April 30, 2024 was 4.6%.

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

In October 2023, the FASB issued an accounting pronouncement (ASU 2023-06) related to disclosure or presentation requirements for various subtopics in the FASB’s Accounting Standards Codification (“Codification”). The amendments in the update are intended to align the requirements in the Codification with the U.S. Securities and Exchange Commission's (“SEC”) regulations and facilitate the application of GAAP for all entities. The effective date for each amendment is the date on which the SEC removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the Codification and will not become effective for any entity. Early adoption is prohibited. We do not expect this update to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued an accounting pronouncement (ASU 2023-09) related to income tax disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We plan to adopt this pronouncement for our fiscal year beginning May 1, 2025, and we do not expect it to have a material effect on our consolidated financial statements.

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry a fixed interest rate of 18.25% for all states except Arkansas (originates at 16.75%), Illinois (originates at 19.5% - 21.5%) and acquired dealerships in Tennessee (which originate at up to 23.0%), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 69 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. The level of risks in our financing receivables is managed as one homogeneous pool. The components of finance receivables as of April 30, 2024, and 2023 are as follows:

(In thousands)	April 30, 2024	April 30, 2023

Gross contract amount	$1,844,392	$1,752,149
Less unearned finance charges	(409,004)	(378,777)
Principal balance	1,435,388	1,373,372
Less: estimated insurance receivables for APP claims	(3,026)	(5,694)
Less: allowance for APP claims	(3,171)	(5,310)
Less: allowance for credit losses	(331,260)	(299,608)
Finance receivables, net	1,097,931	1,062,760
Loan origination costs	660	700
Finance receivables, net, including loan origination costs	1,098,591	1,063,460

Auto finance receivables collateralizing the non-recourse notes payable related to the financing and securitization transaction completed during the fiscal year 2024 and 2023 were $814.7 million and $721.9 million, respectively.

Changes in the finance receivables, net for the years ended April 30, 2024, 2023 and 2022 are as follows:

	Years Ended April 30,
(In thousands)	2024	2023	2022

Balance at beginning of period	$1,062,760	$855,424	$626,077
Finance receivable originations	1,079,946	1,161,132	1,009,859
Finance receivable collections	(455,828)	(434,458)	(417,796)
Provision for credit losses	(423,406)	(352,860)	(238,054)
Losses on claims for accident protection plan	(34,504)	(25,107)	(21,871)
Inventory acquired in repossession and accident protection plan claims	(131,037)	(141,371)	(102,791)

Balance at end of period	$1,097,931	$1,062,760	$855,424

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2024, 2023 and 2022 are as follows:

	Years Ended April 30,
(In thousands)	2024	2023	2022

Balance at beginning of period	$299,608	$237,823	$177,267
Provision for credit losses	423,406	352,860	238,054
Charge-offs	(525,634)	(414,397)	(260,039)
Recovered collateral	133,880	123,322	82,541

Balance at end of period	$331,260	$299,608	$237,823

Amounts recovered from previously written-off accounts were $2.8 million, $2.5 million, and $2.4 million for the years ended April 30, 2024, 2023 and 2022, respectively. These amounts are netted against recovered collateral in the table above.

During fiscal 2022, the allowance for credit losses remained basically flat at 23.57%, up from 23.55% at April 30, 2021. For fiscal 2023, credit losses increased primarily due to the ending of federal stimulus programs, continuing inflationary pressure on customers and increasing interest rates from federal monetary policy, and in the fourth quarter of fiscal 2023, the Company increased its allowance for credit losses to 23.91%. During the second quarter of the 2024 fiscal year, the Company increased the allowance for credit losses to 26.04%. The Company decreased the allowance for credit losses to 25.74% and 25.32% during the third quarter and fourth quarter of fiscal year 2024, respectively. The decrease in the third quarter and fourth quarter of the 2024 fiscal year was primarily driven by the lower overall inflationary outlook and fewer past due balances at third quarter end and changes in the underwriting process and refinements to the underwriting guidelines due to the implementation of the Company’s new loan origination system. As a result of the implementation of LOS and the new deal structures there has been a notable decrease in the frequency and loss rate in charge-offs as compared to loans that were originated during the same period and dealership state using the legacy system. All the underwriting deal information is centrally located in LOS and as such, dealerships can view internal scores, deal percentages, pre-qual credit report and other customer information.  Historically, this information was sourced from several sources. As a result, changes to the underwriting process and refinement to the underwriting guidelines, the decisions to underwrite tend to be better informed.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	April 30, 2024		April 30, 2023

	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio
Current	$1,125,945	78.44%	$1,166,860	84.96%
3 - 29 days past due	264,491	18.43%	156,943	11.43%
30 - 60 days past due	34,042	2.37%	37,214	2.71%
61 - 90 days past due	6,438	0.45%	8,407	0.61%
> 90 days past due	4,472	0.31%	3,948	0.29%
Total	$1,435,388	100.00%	$1,373,372	100.00%

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

	Twelve Months Ended April 30,
	2024	2023

Average total collected per active customer per month	$554	$534
Principal collected as a percent of average finance receivables	31.7%	34.7%
Average down-payment percentage	5.4%	5.4%
Average originating contract term (in months)	44.0	42.9

	April 30, 2024	April 30, 2023
Portfolio weighted average contract term, including modifications (in months)	47.9	46.3

Although total dollars collected per active customer increased 3.7% year over year, principal collections as a percentage of average finance receivables were lower in fiscal 2024 compared to fiscal 2023 primarily due to the average term increases. The portfolio weighted average contract term increased primarily due to the increased average selling price, up $1,033 or 5.7%, from fiscal year 2023.

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

The following table presents a summary of finance receivables by credit quality indicator, as of April 30, 2024 segregated by customer score and year of origination.

	Customer Score by Fiscal Year of Origination
						Prior to
(Dollars in thousands)	2024	2023	2022	2021	2020	2020	Total	%

1-2	$43,445	$13,757	$3,668	$375	$95	$6	$61,346	4.3%
3-4	300,323	117,904	36,349	4,552	325	158	459,611	32.0%
5-6	485,535	291,198	116,611	19,452	1,216	419	914,431	63.7%
Total	$829,303	$422,859	$156,628	$24,379	$1,636	$583	$1,435,388	100.0%

Gross charge-offs	$155,385	$265,609	$88,160	$14,835	$1,081	$564	$525,634

The following table presents a summary of finance receivables by credit quality indicator, as of April 30, 2023 segregated by customer score and year of origination.

	Customer Score by Fiscal Year of Origination
						Prior to
(Dollars in thousands)	2023	2022	2021	2020	2019	2019	Total	%

1-2	$38,743	$12,983	$2,736	$329	$32	$6	$54,829	4.0%
3-4	294,972	105,101	24,982	1,698	243	137	427,133	31.1%
5-6	563,581	254,945	66,436	5,390	687	371	891,410	64.9%
Total	$897,296	$373,029	$94,154	$7,417	$962	$514	$1,373,372	100.0%

D - Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	April 30, 2024	April 30, 2023

Land	$11,998	$12,386
Buildings and improvements	23,435	20,894
Furniture, fixtures and equipment	21,752	18,989
Leasehold improvements	50,689	47,315
Construction in progress	2,393	7,176
Accumulated depreciation and amortization	(49,906)	(45,078)

Property and equipment, net	$60,361	$61,682

E - Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	April 30, 2024	April 30, 2023

Employee compensation and benefits	$10,774	$11,197
Deferred sales tax	6,234	8,543
Fair value of contingent consideration	3,193	1,943
Other	7,627	6,229
Accrued liabilities	$27,828	$27,912

F – Debt

A summary of debt is as follows:

(In thousands)	2024	2023

Revolving line of credit	$201,743	$168,516
Debt issuance costs	(924)	(1,285)

Revolving line of credit, net	$200,819	$167,231

Non-recourse notes payable - 2022-1 Issuance	$-	$134,137
Non-recourse notes payable - 2023-1 Issuance	150,190	338,777
Non-recourse notes payable - 2023-2 Issuance	203,189	-
Non-recourse notes payable - 2024-1 Issuance	202,916	-
Debt issuance costs	(2,666)	(1,547)

Non-recourse notes payable, net	$553,629	$471,367

Total debt	$754,448	$638,598

Revolving Line of Credit

At April 30, 2024, the Company and its subsidiaries have $340.0 million of permitted borrowings under a revolving line of credit. The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities with a scheduled maturity date of September 30, 2025. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally SOFR plus 3.50% or for non-SOFR amounts the base rate of 8.50% plus 1% at April 30, 2024 and 8.25% at April 30, 2023. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see note B).

The Company was in compliance with the covenants at April 30, 2024. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at April 30, 2024, the Company had additional availability of approximately $73.4 million under the revolving credit facilities.

Non-Recourse Notes Payable

The Company has issued four separate series of asset-backed non-recourse notes (known as the “2022 Issuance”, “2023-1 Issuance”, “2023-2 Issuance” and “2024-1 Issuance”). All four issuances are collateralized by installment sale contracts directly originated by the Company. Credit enhancement for the non-recourse notes payable consists of overcollateralization, a reserve account funded with an initial amount of not less than 2.0% of the pool balance, excess interest on the auto finance receivables, and in some cases, the subordination of certain payments to noteholders of less senior classes of notes. The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto finance receivables. In December 2023, the Company fully paid off the 2022 Issuance. The three notes payable related to the remaining term securitization transactions accrue interest predominately at fixed rates and have scheduled maturities through January 22, 2030, June 20, 2030, and January 21, 2031, respectively, but may mature earlier, depending upon repayment rate of the underlying auto finance receivables. The original principal balance and weighted average fixed coupon rate for the three securitizations are as follows:

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

The methodology and assumptions utilized to estimate the fair value of the Company’s financial instruments are as follows:

Financial Instruments and other assets	Valuation Methodology

Cash, cash equivalents, and restricted cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instruments (Level 1).

Repossessed inventory	The fair value approximates wholesale value (Level 1).

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

The estimated fair values, and related carrying amounts, of the financial instruments and other assets included in the Company’s financial statements at April 30, 2024 and 2023 are as follows:

	April 30, 2024		April 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)

Cash and cash equivalents	$5,522	$5,522	$9,796	$9,796
Restricted cash	88,925	88,925	58,238	58,238
Inventory - Repossessions	18,182	18,182	16,451	16,451
Finance receivables, net	1,098,591	882,764	1,063,460	844,624
Accounts payable	21,379	21,379	27,196	27,196
Contingent Consideration	3,193	3,193	1,943	1,943
Revolving line of credit, net	200,819	200,819	167,231	167,231
Non-recourse notes payable	553,629	553,003	471,367	470,209

H - Income Taxes

The provision for income taxes was as follows:

	Years Ended April 30,
(In thousands)	2024	2023	2022
Provision for income taxes
Current	$12,765	$(3,504)	$18,871
Deferred	(21,507)	8,866	8,750
Total	$(8,742)	$5,362	$27,621

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2024	2023	2022
Tax provision at statutory rate	$(8,428)	$5,417	$25,753
State taxes, net of federal benefit	(1,204)	774	3,679
Tax benefit from option exercises	(227)	(558)	(1,356)
Other, net	1,117	(271)	(455)
Total	$(8,742)	$5,362	$27,621

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	Years Ended April 30,
(In thousands)	2024	2023
Deferred income tax liabilities related to:
Finance receivables	$46,056	$47,486
Property and equipment	3,222	3,262
Goodwill	426	281
Total	49,704	51,029
Deferred income tax assets related to:
Accrued liabilities	2,218	3,051
Inventory	152	204
Share based compensation	4,803	4,634
Net operating loss	20,700	164
Interest expense limitation	(7)	-
Deferred revenue	4,030	3,661
Total	31,896	11,714
Deferred income tax liabilities, net	$17,808	$39,315

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

J – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended April 30,
	2024	2023	2022

Weighted average shares outstanding-basic	6,388,537	6,371,229	6,509,673
Dilutive options and restricted stock	-	195,667	313,808

Weighted average shares outstanding-diluted	6,388,537	6,566,896	6,823,481

Antidilutive securities not included:
Options	368,118	315,625	120,000
Restricted Stock	9,898	15,231	4,784

K – Stock-Based Compensation Plans

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The current stock-based compensation plans being utilized at April 30, 2024 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $3.7 million ($2.9 million after tax effects), $5.3 million ($4.1 million after tax effects), $5.5 million ($4.2 million after tax effects)) for the years ended April 30, 2024, 2023 and 2022, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

Stock Option Plan

The Company has options outstanding under a stock option plan approved by the shareholders, the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Stock Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. On August 29, 2018, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,000,000 shares. On August 26, 2020, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,200,000 shares. On August 30, 2022, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 185,000 shares to 2,385,000 shares. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options outstanding under the Company’s stock option plans expire in the calendar years 2024 through 2034.

Restated Option Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	January 25, 2034
Shares available for grant at April 30, 2024	102,514

The aggregate intrinsic value of outstanding options at April 30, 2024 and 2023 was $1.6 million and $9.1 million, respectively.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Years Ended April 30,
	2024	2023	2022
Expected term (years)	3.9	5.5	5.5
Risk-free interest rate	4.06%	3.60%	0.86%
Volatility	56%	55%	51%
Dividend yield	-	-	-

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

There were 197,486 options granted during fiscal 2024, 140,000 granted during fiscal 2023 and 30,000 granted during fiscal 2022. The grant-date fair value of options granted during fiscal 2024, 2023, and 2022 was $5.7 million, $5.1 million, $2.1 million, respectively. The options were granted at fair market value on the date of grant. Generally, options vest after three to five years, except for options issued to directors which are immediately vested at date of grant with a ten year expiration to exercise.

The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2021 to April 30, 2024:

	Number	Exercise	Proceeds	Weighted Average
	of	Price	on	Exercise Price per
	Options	per Share	Exercise	Share
			(in thousands)
Outstanding at April 30, 2021	566,400		$41,026	$72.43
Granted	30,000	$ 150.83	4,525	150.83
Exercised	(94,000)	$ 24.37 to $ 150.83	(6,276)	66.76
Cancelled	(1,000)	$ 41.86	(42)	41.86
Outstanding at April 30, 2022	501,400		$39,232	$78.25
Granted	140,000	$ 61.02 to $ 94.59	9,687	69.19
Exercised	(28,000)	$ 44.52 to $ 53.02	(1,439)	51.38
Cancelled	-		-
Outstanding at April 30, 2023	613,400		$47,480	$77.41
Granted	197,486	$ 70.57 to $ 86.30	14,279	72.30
Exercised	(35,000)	$ 36.54 to $ 54.85	(1,828)	52.23
Cancelled	(40,000)	$ 109.06	(4,362)	109.06
Outstanding at April 30, 2024	735,886		$55,569	$75.51

Stock option compensation expense on a pre-tax basis was $1.8 million ($1.4 million after tax effects), $3.7 million ($2.9 million after tax effects), and $4.5 million ($3.4 million after tax effects) for the years ended April 30, 2024, 2023 and 2022, respectively. As of April 30, 2024, the Company had approximately $2.1 million of total unrecognized compensation cost related to unvested options that are expected to vest. These options have a weighted average remaining vesting period of 2.1 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Years Ended April 30,
(Dollars in thousands)	2024	2023	2022

Options Exercised	35,000	28,000	94,000
Cash Received from Options Exercised	$-	$1,216	$591
Intrinsic Value of Options Exercised	$1,145	$1,412	$7,124

During the year ended April 30, 2024, there were 35,000 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 26,632 shares to satisfy the exercise price to acquire 8,368 shares.

As of April 30, 2024, there were 446,734 vested and exercisable stock options outstanding with an aggregate intrinsic value of $1.6 million and a weighted average remaining contractual life of 5.0 years and a weighted average exercise price of $76.79.

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

The following is a summary of the activity in the Company’s Stock Incentive Plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested shares at April 30, 2021	192,018	$51.70
Shares granted	11,287	121.17
Shares vested	(6,500)	39.14
Shares cancelled	(15,691)	59.99
Unvested shares at April 30, 2022	181,114	$55.76
Shares granted	40,470	68.78
Shares vested	(29,500)	35.31
Shares cancelled	(10,301)	69.14
Unvested shares at April 30, 2023	181,783	$61.22
Shares granted	74,647	68.56
Shares vested	(13,037)	62.78
Shares cancelled	(32,183)	61.14
Unvested shares at April 30, 2024	211,210	$63.73

The fair value at vesting for Awards under the stock incentive plan was $13.5 million, $11.1 million, and $10.1 million in fiscal 2024, 2023, and 2022, respectively.

The Company recorded compensation cost of approximately $1.8 million ($1.4 million after tax effects) $1.6 million ($1.2 million after tax effects), and $981,000 ($749,000 after tax effects) related to the Restated Incentive Plan during the years ended April 30, 2024, 2023, and 2022, respectively. As of April 30, 2024, the Company had $6.7 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 2.7 years.

L - Commitments and Contingencies

Letter of Credit

The Company has two standby letters of credit relating to insurance policies totaling $3.9 million at April 30, 2024.

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of April 30, 2024, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending	Amount
April 30,	(In thousands)

2025	$9,172
2026	8,768
2027	8,274
2028	7,581
2029	6,627
Thereafter	42,432
Total undiscounted operating lease payments	82,854
Less: imputed interest	18,604
Present value of operating lease liabilities	$64,250

The $82.9 million of operating lease commitments includes $23.8 million of non-cancelable lease commitments under the lease terms, and $59.1 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. For the years ended April 30, 2024, 2023, and 2022, rent expense for all operating leases amounted to approximately $9.0 million, $9.0 million, and $8.0 million, respectively.

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

M - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2024, 2023, and 2022 are as follows:

	Years Ended April 30,
(in thousands)	2024	2023	2022
Supplemental disclosures:
Interest paid	$65,647	$36,605	$10,421
Income taxes paid, net	6,459	5,480	19,238

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	137,366	127,035	84,096
Reduction in net receivables for deferred ancillary product revenue at time of charge-off	37,877	30,665	16,814
Net settlement option exercises	1,828	223	5,685
Right-of-use assets obtained in exchange for operating lease liabilities	2,134	578	3,176
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	1,822	1,729	-

N – Subsequent Events

On June 3, 2024, the Company completed its previously announced acquisition of the dealership assets of Texas Auto Center, which includes two dealership locations in Austin and San Marcos, Texas. Cash paid on the closing date was $7.5 million, primarily used for vehicle inventory. The structure is consistent with prior transactions whereby the Company did not acquire existing finance receivables and the sellers may receive a performance-based earn-out in the future ranging from zero to a maximum of $15 million.

In July 2024, the Company entered into an amendment to its revolving credit agreement to allow for, among other things, the entry into a warehouse agreement with corporate support up to 10% of the aggregate principal balance and amended the fixed charge coverage ratio. Simultaneously, the Company entered into a new warehouse agreement providing a $150 million amortizing warehouse facility. The company primarily plans to use the funds from the warehouse facility to pay down the current revolving loan balance. The warehouse facility accrues interest at a rate of SOFR plus 350 basis points, with payments of principal and interest due monthly and a scheduled maturity date of July 12, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Company’s President and Chief Executive Officer, and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 30, 2024. Based on that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2024, the Company’s disclosure controls and procedures  were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2024. In making this assessment, management used the criteria set forth in The 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2024.

The Company’s independent registered public accounting firm independently assessed the effectiveness of the Company’s internal control over financial reporting and has issued their report on the effectiveness of the Company’s internal control over financial reporting at April 30, 2024. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

America’s Car-Mart, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended April 30, 2024, and our report dated July 15, 2024 expressed an unqualified opinion on those financial statements.

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

July 15, 2024

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended April 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term in defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in August 2024 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

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

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c) (1)

Equity compensation plans approved by the stockholders	735,886	$75.51	246,443

Equity compensation plans not approved by the stockholders	-	-	-

(1)

Includes 18,780 shares available for issuance under the Amended and Restated Stock Incentive Plan, 102,514 shares under the Amended and Restated Stock Option Plan and 125,149 shares under the 2006 Employee Stock Purchase Plan.

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

4.3

Indenture, dated July 6, 2023, by and between ACM Auto Trust 2023-2 and Wilmington Trust, National Association, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023).

4.4	Indenture, dated January 31, 2024, by and between ACM Auto Trust 2024-1 and Wilmington Trust, National Association, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on February 2, 2024).

10.1*	Amended and Restated Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.1.1*	Amendment to Amended and Restated Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018).

10.2*	Amended and Restated Stock Option Plan (Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.2.1*	Amendment to Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018).

10.2.2*	Amendment to Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2020).

10.2.3*	Amendment to Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023 (File No. 333-274783)).

10.3*	America’s Car-Mart, Inc. Short-Term Incentive Plan, effective April 1, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2023).

10.4*

Form of Indemnification Agreement between the Company and certain officers and directors of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1993) (filed in paper format).

10.5*

Employment Agreement, dated as of February 27, 2020, between America’s Car-Mart, Inc., an Arkansas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020).

10.6*

Retirement and Transition Agreement, dated December 21, 2023, between America’s Car Mart, Inc., an Arkansas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 26, 2023).

10.7*	Amended and Restated Employment Agreement, dated December 19, 2023, between America’s Car Mart, Inc., an Arkansas corporation, and Douglas Campbell (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 26, 2023).

10.7.1*	Amendment No. 1, dated January 24, 2024, to the Amended and Restated Employment Agreement, dated December 19, 2023, between America’s Car Mart, Inc., an Arkansas corporation, and Douglas Campbell (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2024).

10.8*	America’s Car-Mart, Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).

10.9*

Change in Control Agreement, dated as of June 1, 2021, between America’s Car Mart, Inc., an Arkansas corporation, and Vickie D. Judy (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.10*	Change in Control Agreement, dated as of June 1, 2021, between America’s Car Mart, Inc., an Arkansas corporation, and Leonard L. Walthall (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.11*	Separation Agreement, dated October 30, 2023, by and between America’s Car Mart, Inc. and Leon Walthall (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

10.12	Third Amended and Restated Loan and Security Agreement dated September 30, 2019, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2019).

10.12.1	Amendment No. 1 to Third Amended and Restated Loan and Security Agreement dated October 27, 2020, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2020).

10.12.2	Amendment No. 2 to Third Amended and Restated Loan and Security Agreement dated February 10, 2021, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021).

10.12.3	Amendment No. 3 to Third Amended and Restated Loan and Security Agreement dated September 29, 2021, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2021).

10.12.4

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

10.12.5	Amendment No. 5 to Third Amended and Restated Loan and Security Agreement and Limited Waiver dated February 22, 2023, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger, and Book Manager. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2023).

10.12.6	Amendment No. 6 to Third Amended and Restated Loan and Security Agreement and Limited Waiver dated February 28, 2024, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., a Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger, and Book Manager (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024).

10.13

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

10.15

Purchase Agreement, dated July 6, 2023, by and between Colonial Auto Finance, Inc. and ACM Funding, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023).

10.16	Sale and Servicing Agreement, dated July 6, 2023, by and between ACM Auto Trust 2023-2, ACM Funding, LLC, America’s Car Mart, Inc. and Wilmington Trust, National Association, as Indenture Trustee, Backup Servicer, Calculation Agent, and Paying Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023).

10.17	Purchase Agreement, dated January 31, 2024, by and between Colonial Auto Finance, Inc. and ACM Funding, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on February 2, 2024).

10.18	Sale and Servicing Agreement, dated January 31, 2024, by and between ACM Auto Trust 2024-1, ACM Funding, LLC, America’s Car Mart, Inc. and Wilmington Trust, National Association, as Indenture Trustee, Backup Servicer, Calculation Agent, and Paying Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with SEC on February 2, 2024).

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2016)

19.1	America’s Car-Mart, Inc. Insider Trading Policy

21.1	Subsidiaries of America’s Car-Mart, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

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

AMERICA’S CAR-MART, INC.

Dated: July 15, 2024	By:	/s/ Vickie D. Judy
Vickie D. Judy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Douglas W. Campbell	Chief Executive Officer, President and Director	July 15, 2024
Douglas W. Campbell	(Principal Executive Officer)

/s/ Vickie D. Judy	Chief Financial Officer	July 15, 2024
Vickie D. Judy	(Principal Financial and Accounting Officer)

/s/ Joshua G. Welch	Chairman of the Board	July 15, 2024
Joshua G. Welch

/s/ Ann G. Bordelon	Director	July 15, 2024
Ann G. Bordelon

/s/ Jonathan Z. Buba	Director	July 15, 2024
Jonathan Z. Buba

/s/ Julia K. Davis	Director	July 15, 2024
Julia K. Davis

/s/ Daniel J. Englander	Director	July 15, 2024
Daniel J. Englander

/s/ Dawn C. Morris	Director	July 15, 2024
Dawn C. Morris

/s/ Jeffrey A. Williams	Director	July 15, 2024
Jeffrey A. Williams