Form 10-Q
period 2024-07-31
AMERICAS CARMART INC
filed 2024-09-16
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at September 12, 2024
Common stock, par value $.01 per share	6,396,757

AMERICA’S CAR-MART, INC.

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

July 31, 2024 and April 30, 2024

(Dollars in thousands except share and per share amounts)	July 31, 2024	April 30, 2024
Assets:	(Unaudited)
Cash and cash equivalents	$4,748	$5,522
Restricted cash	93,873	88,925
Accrued interest on finance receivables	7,507	6,907
Finance receivables, net	1,126,271	1,098,591
Inventory	114,548	107,470
Income tax receivable, net	938	2,958
Prepaid expenses and other assets	33,071	31,276
Right-of-use asset	67,625	61,185
Goodwill	22,896	14,449
Property and equipment, net	59,793	60,361
Total Assets	$1,531,270	$1,477,644

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$35,582	$21,379
Deferred accident protection plan revenue	52,041	51,836
Deferred service contract revenue	69,651	68,945
Accrued liabilities	32,547	27,828
Deferred income tax liabilities, net	16,866	17,808
Lease liability	70,690	64,250
Notes payable, net	597,494	553,629
Revolving line of credit, net	184,846	200,819
Total liabilities	1,059,717	1,006,494

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,729,504 and 13,727,013 issued at July 31, 2024 and April 30, 2024, respectively, of which 6,396,757 and 6,394,675 were outstanding at July 31, 2024 and April 30, 2024, respectively	137	137
Additional paid-in capital	115,331	113,930
Retained earnings	653,395	654,369
Less: Treasury stock, at cost, 7,332,747 and 7,332,338 shares at July 31, 2024 and April 30, 2024, respectively	(297,810)	(297,786)
Total stockholders' equity	471,053	470,650
Non-controlling interest	100	100
Total equity	471,153	470,750

Total Liabilities, Mezzanine Equity and Equity	$1,531,270	$1,477,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)	America’s Car-Mart, Inc.

Three Months Ended July 31, 2024 and 2023

	Three Months Ended July 31,
(Dollars in thousands except share and per share amounts)	2024	2023
Revenues:	(Unaudited)
Sales	$287,248	$310,337
Interest and other income	60,515	56,456

Total revenues	347,763	366,793

Costs and expenses:
Cost of sales	186,570	202,647
Selling, general and administrative	46,711	46,470
Provision for credit losses	95,423	96,323
Interest expense	18,312	14,274
Depreciation and amortization	1,884	1,693
Loss on disposal of property and equipment	46	166
Total costs and expenses	348,946	361,573

(Loss) income before taxes	(1,183)	5,220

(Benefit) Provision for income taxes	(219)	1,034

Net (loss) income	$(964)	$4,186

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)

Net (loss) income attributable to common stockholders	$(974)	$4,176

Earnings per share:
Basic	$(0.15)	$0.65
Diluted	$(0.15)	$0.63

Weighted average number of shares used in calculation:
Basic	6,396,757	6,381,704
Diluted	6,396,757	6,635,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)	America’s Car-Mart, Inc.

Three Months Ended July 31, 2024 and 2023

	Three Months Ended July 31,
(In thousands)	2024	2023
	(Unaudited)
Operating Activities:
Net (loss) income	$(964)	$4,186
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	95,423	96,323
Losses on claims for accident protection plan	9,321	7,769
Depreciation and amortization	1,884	1,693
Amortization of debt issuance costs	1,265	1,286
Loss on disposal of property and equipment	-	166
Impairment of fixed asset	-	12
Impairment of goodwill	46	-
Stock based compensation	1,324	2,451
Deferred income taxes	(943)	(3,217)
Excess tax benefit from share based compensation	-	130
Change in operating assets and liabilities:
Finance receivable originations	(271,756)	(297,732)
Loan origination costs	-	(27)
Finance receivable collections	112,358	109,291
Accrued interest on finance receivables	(600)	(642)
Inventory	25,603	23,953
Prepaid expenses and other assets	(2,332)	(1,571)
Accounts payable and accrued liabilities	11,466	1,413
Deferred accident protection plan revenue	205	1,651
Deferred service contract revenue	707	3,479
Income taxes, net	2,021	3,987
Net cash used in operating activities	(14,972)	(45,399)

Investing Activities:
Acquisition	(7,527)	-
Purchase of property and equipment	(986)	(1,379)
Proceeds from sale of property and equipment	-	529
Net cash used in investing activities	(8,513)	(850)

Financing Activities:
Exercise of stock options	-	(455)
Issuance of common stock	76	78
Purchase of common stock	(24)	(68)
Dividend payments	(10)	(10)
Change in cash overdrafts	989	-
Debt issuance costs	(1,387)	(4,091)
Issuances of notes payable	149,889	360,340
Payments on notes payable	(106,076)	(116,862)
Proceeds from revolving line of credit	136,000	104,803
Payments on revolving line of credit	(151,798)	(273,319)
Net cash provided by financing activities	27,659	70,416

Increase in cash, cash equivalents, and restricted cash	4,174	24,167
Cash, cash equivalents, and restricted cash beginning of period	94,447	68,034

Cash, cash equivalents, and restricted cash end of period	$98,621	$92,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.

Three Months Ended July 31, 2024

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2024	13,727,013	$137	$113,930	$654,369	$(297,786)	$100	$470,750

Issuance of common stock	2,491	-	76	-	-	-	76
Stock options exercised	-	-	-	-	-	-	-
Purchase of treasury shares	-	-	-	-	(24)	-	(24)
Stock based compensation	-	-	1,325	-	-	-	1,325
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net (loss)	-	-	-	(964)	-	-	(964)
Balance at July 31, 2024 (Unaudited)	13,729,504	$137	$115,331	$653,395	$(297,810)	$100	$471,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.

Three Months Ended July 31, 2023

	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2023	13,701,468	$137	$109,929	$685,802	$(297,421)	$100	$498,547

Issuance of common stock	2,921	-	78	-	-	-	78
Stock options exercised	6,493	-	(455)	-	-	-	(455)
Purchase of treasury shares	-	-	-	-	(68)	-	(68)
Stock based compensation	-	-	2,451	-	-	-	2,451
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	4,186	-	-	4,186
Balance at July 31, 2023 (Unaudited)	13,710,882	$137	$112,003	$689,978	$(297,489)	$100	$504,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of July 31, 2024, the Company operated 156 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2024, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of July 31, 2024 and 2023, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2024 are not necessarily indicative of the results that may be expected for the year ending April 30, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2024.

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

Reclassifications

Accident protection plan (“APP”) reserves in the amount of approximately $11.7 million and Wholesales Sales of $1.2 million in the prior year financial statements were reclassified to conform with the current year presentation. As of July 31, 2023, APP reserves of $5.8 million were reclassed out of accrued liabilities to reserve against finance receivables and $5.9 million of estimated APP insurance receivables were reclassed out of finance receivables to prepaid expenses and other assets. For the three months ended July 31, 2023, $1.2 million of Wholesales sales were reclassed out of Wholesales – third party sales to Cost of Goods Sold. The reclassification had no effect on the prior year net income or shareholder’s equity.

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

As of July 31, 2024, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by limiting the amount it invests in one institution.

Restrictions on Distributions / Dividends

The Company’s revolving credit facilities generally restrict distributions by the Company to its shareholders. As of July 31, 2024, the distribution limitations under the credit facilities allowed the Company to repurchase the Company’s stock so long as either: (a) the aggregate amount of such repurchases after September 30, 2021 did not exceed $50 million, net of proceeds received from the exercise of stock options, and the total availability under the credit facilities was equal to or greater than 20% of the sum of the borrowing bases, in each case after giving effect to such repurchases (repurchases under this item were excluded from fixed charges for covenant calculations), or (b) the aggregate amount of such repurchases did not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the Company’s stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remained available. On September 16, 2024, the Company entered into an amendment to its revolving credit facilities that, among other things, restricts the Company from future repurchases of the Company’s stock. See Note M for additional information on this amendment to the revolving credit facilities. Thus, the Company is limited in its ability to pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash is related to the financing and securitization transaction and the warehouse facility discussed below and is held by the securitization trust and the paying agent, respectively.

Restricted cash from collections on auto finance receivables for non-recourse notes includes collections of principal, interest, and late fee payments on auto finance receivables that are restricted for payment to holders of non-recourse notes payable pursuant to the applicable agreements. Restricted cash from collections on auto finance receivables for the warehouse facility includes collections of principal, interest, and late fee payments on auto finance receivables that are restricted for payment to the warehouse facility lender (see Note F) pursuant to the Company's warehouse agreement.

The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable and the warehouse facility lender, and these funds are not expected to be available to the Company or its creditors. If the cash generated by the related receivables in a given period was insufficient to pay the interest, principal, and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.

Restricted cash consisted of the following at July 31, 2024 and April 30, 2024:

(In thousands)	July 31, 2024	April 30, 2024

Restricted cash from collections on auto finance receivables for non-recourse notes payable	$35,134	$43,956
Restricted cash on deposit in reserve accounts for non-recourse notes payable	44,969	44,969
Restricted cash from collections for warehouse facility	8,304	-
Restricted cash on deposit in reserve accounts for warehouse facility	5,466	-

Restricted Cash	$93,873	$88,925

Financing, Securitization, and Warehouse Transactions

The Company utilizes term securitizations to provide long-term funding for a portion of the auto finance receivables initially funded through the debt facilities. In these transactions, a pool of auto finance receivables is sold to a special purpose entity that, in turn, transfers the receivables to a special purpose trust. The trust issues asset-backed securities, secured by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to purchase the receivables.

The Company recognizes transfers of auto finance receivables into the term securitization as secured borrowings, recording the auto finance receivables and the related non-recourse notes payable on our consolidated balance sheet. These auto finance receivables can only be used as collateral to settle obligations of the related non-recourse notes payable until the issued notes are repaid in full. The term securitization investors have no recourse to the Company’s assets beyond the related auto finance receivables, the amounts on deposit in the reserve account, and the cash from collections on auto finance receivables.

The Company’s principal operating subsidiary and a newly formed affiliate also entered into a loan and security agreement in the current quarter, under which the Company's affiliate borrowed $150 million through an amortizing warehouse loan facility collateralized by certain additional auto finance receivables originated by the Company’s operating subsidiaries. Under the loan and security agreement, the warehouse lender has recourse against the Company for up to 10% of the aggregate amount borrowed under the facility. See Notes C and F for additional information on auto finance receivables, non-recourse notes payable and warehouse loan facility.

The Company carries the debt from the term securitization trusts and the warehouse facility on its balance sheet in recognition of the Company’s residual economic interest in the receivable pools for each transaction. The Company or one of its subsidiaries serves as the servicer for each securitization and for the warehouse facility, managing collection activities in the same manner as it does with its overall portfolio of receivables. The overcollateralization in each financing serves to absorb credit losses (subject to limitations) and the Company receives remaining assets of the trust or the facility upon repayment in full of the related indebtedness.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry a weighted average interest rate of approximately 17.4% using the simple effective interest method including any deferred fees. During the third quarter of the 2024 fiscal year, the Company increased the interest rate on new originations of installment sale contracts to 18.25% (from 18.0%) in all states except Arkansas (which originate at 16.75%), Illinois (which originate at 19.5% - 21.5%) and acquired dealerships in Tennessee (which originate at up to 23.0%). Contract origination costs are not significant. The installment sale contracts are structured to have variable payments whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges to be collected represent the balance of interest receivable to be earned over the remaining term of the related installment contract, and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. Total earned finance charges were $7.5 million and $6.9 million at July 31, 2024 and April 30, 2024, respectively, on the Consolidated Balance Sheets.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday, with approximately 78% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. On July 31, 2024, 3.5% of the Company’s finance receivable balances were 30 days or more past due, compared to 3.1% at April 30, 2024.

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

The quantitative portion of the Company's allowance for credit losses is measured using an undiscounted cash flow (“CF”) model whereby the undiscounted cash flows are adjusted by a prepayment rate and then the loss rate is applied and compared to the amortized cost basis of finance receivables to reflect management’s estimate of expected credit losses. The CF model is based on installment sale contract level characteristics of the Company’s finance receivables, such as the contractual payment structure, maturity date, payment frequency for recurring payments, and interest rates, as well as the following assumptions:

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

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover net credit losses expected over the remaining life of the installment sales contracts in the portfolio at the measurement date. At July 31, 2024, the weighted average total contract term was 48.1 months, with 36.1 months remaining. The allowance for credit losses at July 31, 2024, $334.4 million, was 25.0% of the principal balance in finance receivables of $1.5 billion, less deferred APP revenue of $52.0 million and deferred service contract revenue of $69.7 million, less pending APP claims of $5.2 million. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer’s vehicle is totaled, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. At July 31, 2024, anticipated losses did not exceed deferred accident protection plan revenues.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. During the three months ended July 31, 2024, the Company evaluated goodwill and recorded an immaterial impairment of $46,000 due to the closure of an acquired dealership location in the first quarter of fiscal year 2024. The Company also recorded an $8.5 million increase to goodwill due to the acquisition of Texas Auto Center.

Goodwill totaled $22.9 million at July 31, 2024 and $14.4 million at April 30, 2024.

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

Cloud Computing Implementation Costs

The Company enters into cloud computing service contracts to support its sales, inventory management, and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption on the Condensed Consolidated Statement of Operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $18.1 million and $16.7 million as of July 31, 2024 and April 30, 2024, respectively. Accumulated amortization of capitalized implementation costs for these arrangements was $958,000 for the three months ended July 31, 2024 and $48,000 for the same period in the prior year.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 18.5% and 19.8% for the three months ended July 31, 2024 and July 31, 2023, respectively. Total income tax expense for the three months ended July 31, 2024 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company did not record a discrete income tax benefit for the three months ended July 31, 2024 related to excess tax benefits on share-based compensation. The Company recorded a discrete income tax benefit of approximately $130,000 for the three months ended July 31, 2023.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before fiscal 2021.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2024 or April 30, 2024.

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

Sales for the three months ended July 31, 2024 and 2023 consisted of the following:

	Three Months Ended July 31,
(In thousands)	2024	2023

Sales – used autos	$251,305	$273,468
Wholesales – third party	9,696	11,205
Service contract sales	17,072	16,347
Accident protection plan revenue	9,175	9,317

Total	$287,248	$310,337

At July 31, 2024 and 2023, finance receivables more than 90 days past due were approximately $5.6 million and $4.9 million, respectively. Late fee revenues totaled approximately $1.2 million for the three months ended July 31, 2024 and 2023. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the three months ended July 31, 2024 that was included in the April 30, 2024 deferred service contract revenue was $12.6 million.

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the average number of common shares outstanding during the period plus dilutive common stock equivalents. The calculation of diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and non-vested restricted stock, which if exercised or converted into common stock would then share in the earnings of the Company. In computing diluted earnings per share, the Company utilizes the treasury stock method and anti-dilutive securities are excluded.

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company did not record a discrete income tax benefit for the three months ended July 31, 2024. The Company recorded a discrete income tax benefit of approximately $130,000 for the three months ended July 31, 2023. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses. This guidance changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This guidance will affect the Company’s vintage disclosures related to current-period gross write-offs by year of origination for financing receivables.  The amendments in this update are effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on May 1, 2023 under a prospective basis. In regard to installment sale contract modifications, management notes that the Company primarily modifies a customer’s installment sale contract to allow for insignificant payment delays.  This type of modification is generally done to account for payday changes for the customer and minor vehicle repairs.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which sets forth improvements to the current segment disclosure requirements in accordance with Topic 280 “Segment Reporting,” including clarifying that entities with a single reportable segment are subject to both new and existing segment reporting requirements. ASU 2023-07 will be effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. Adoption of this ASU will result in additional disclosure, but will not impact the Company’s consolidated financial position, results of operations or cash flows.

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

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry a fixed interest rate of 18.25% for all states except Arkansas (which originate at 16.75%), Illinois (which originate at 19.5% - 21.5%) and acquired dealerships in Tennessee (which originate at up to 23.0%), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 69 months. The Company’s finance receivables are defined as one segment and one class of contracts, which is sub-prime consumer automobile contracts. The level of risks in the Company’s finance receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	July 31, 2024	April 30, 2024

Gross contract amount	$1,883,106	$1,844,392
Less unearned finance charges	(417,847)	(409,004)
Principal balance	1,465,259	1,435,388
Less: estimated insurance receivables for APP claims	(2,468)	(3,026)
Less: allowance for APP claims	(2,757)	(3,171)
Less allowance for credit losses	(334,424)	(331,260)
Finance receivables, net	1,125,610	1,097,931
Loan origination costs	661	660
Finance receivables, net, including loan origination costs	$1,126,271	$1,098,591

Changes in the finance receivables, net are as follows:

	Three Months Ended July 31,
(In thousands)	2024	2023

Balance at beginning of period	$1,097,931	$1,062,760
Finance receivable originations	271,756	297,732
Finance receivable collections	(112,358)	(109,291)
Provision for credit losses	(95,423)	(96,323)
Losses on claims for accident protection plan	(9,321)	(7,769)
Inventory acquired in repossession and accident protection plan claims	(26,975)	(32,590)

Balance at end of period	$1,125,610	$1,114,519

Changes in the finance receivables allowance for credit losses are as follows:

	Three Months Ended July 31,
(In thousands)	2024	2023

Balance at beginning of period	$331,260	$299,608
Provision for credit losses	95,423	96,323
Charge-offs	(121,605)	(112,745)
Recovered collateral	29,346	31,256

Balance at end of period	$334,424	$314,442

Amounts recovered from previously written-off accounts were approximately $772,000 and $640,000 for the three months ended July 31, 2024 and 2023, respectively. These amounts are netted against recovered collateral in the table above.

The Company reduced the allowance for credit loss in the first quarter to 25.0% from 25.32% at April 30, 2024, resulting in a benefit of $4.3 million to the provision. The decrease was primarily driven by the lower inflationary outlook and changes in the underwriting process and refinements to the underwriting guidelines due to the implementation of the Company’s new loan origination system.

The following table presents the finance receivables that are current and past due as follows:

(Dollars in thousands)	July 31, 2024		April 30, 2024		July 31, 2023

	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$1,155,006	78.82%	$1,125,945	78.44%	$1,151,275	79.91%
3 - 29 days past due	259,145	17.69%	264,491	18.43%	226,600	15.73%
30 - 60 days past due	38,035	2.60%	34,042	2.37%	48,650	3.38%
61 - 90 days past due	7,463	0.51%	6,438	0.45%	9,294	0.64%
> 90 days past due	5,610	0.38%	4,472	0.31%	4,888	0.34%
Total	$1,465,259	100.00%	$1,435,388	100.00%	$1,440,707	100.00%

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

	Three Months Ended July 31,
	2024	2023

Average total collected per active customer per month	$562	$535
Principal collected as a percent of average finance receivables	7.8%	7.8%
Average down-payment percentage	5.2%	5.0%
Average originating contract term (in months)	44.3	44.7

	As of
	July 31, 2024	July 31, 2023
Portfolio weighted average contract term, including modifications (in months)	48.1	46.9

Although total dollars collected per active customer for the three months increased 5.0% year over year, principal collections as a percentage of average finance receivables were consistent in the three months ended July 31, 2024 compared to the prior year, primarily due to the average term increases. The portfolio weighted average contract term increased primarily due to the increased average selling price, up $451 or 2.4%, from the prior year period.

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

The following table presents a summary of finance receivables by credit quality indicator, as of July 31, 2024, segregated by customer score and year of origination.

	As of July 31, 2024

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2025	2024	2023	2022	2021	2021	Total	%
1-2	$18,758	$34,722	$10,548	$2,645	$245	$90	$67,008	4.6%
3-4	$94,738	$251,217	$94,939	$26,565	$2,899	$396	$470,754	32.1%
5-6	$148,448	$424,197	$246,371	$93,171	$14,071	$1,239	$927,497	63.3%
Total	$261,944	$710,136	$351,858	$122,381	$17,215	$1,725	$1,465,259	100.0%

Charge-offs	$2,619	$70,413	$36,752	$10,578	$1,048	$195	$121,605

The following table presents a summary of finance receivables by credit quality indicator, as of July 31, 2023, segregated by customer score.

	As of July 31, 2023

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2024	2023	2022	2021	2020	2020	Total	%
1-2	$14,450	$30,477	$9,911	$1,821	$227	$28	$56,914	4.0%
3-4	$105,595	$241,759	$84,065	$17,510	$1,044	$311	$450,284	31.2%
5-6	$176,815	$486,594	$215,403	$50,180	$3,665	$852	$933,509	64.8%
Total	$296,860	$758,830	$309,379	$69,511	$4,936	$1,191	$1,440,707	100.0%

Charge-offs	$3,239	$75,308	$28,036	$5,577	$441	$144	$112,745

D – Property and Equipment, Net

A summary of property and equipment is as follows:

(In thousands)	July 31, 2024	April 30, 2024

Land	$11,998	$11,998
Buildings and improvements	23,436	23,435
Furniture, fixtures and equipment	22,094	21,752
Leasehold improvements	50,768	50,689
Construction in progress	3,256	2,393
Less accumulated depreciation and amortization	(51,759)	(49,906)

Total	$59,793	$60,361

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	July 31, 2024	April 30, 2024

Employee compensation	$9,606	$10,774
Deferred sales tax (see Note B)	4,808	6,234
Fair value of contingent consideration	6,536	3,193
Accrued interest payable	3,470	2,221
Other	8,127	5,406
Total	$32,547	$27,828

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	July 31, 2024	April 30, 2024
Revolving line of credit	$185,945	$201,743
Debt issuance costs	(1,099)	(924)

Revolving line of credit, net	$184,846	$200,819

Non-recourse notes payable - 2023-1 Issuance	$118,623	$150,190
Non-recourse notes payable - 2023-2 Issuance	169,698	203,189
Non-recourse notes payable - 2024-1 Issuance	161,899	202,916
Debt issuance costs - non-recourse notes payable	(1,554)	(2,666)
Non-recourse notes payable, net	448,666	553,629

Warehouse Facility	149,888	-
Debt issuance costs - warehouse facility	(1,060)	-
Warehouse facility, net	148,828	-

Notes payable, net	$597,494	$553,629

Total debt	$782,340	$754,448

Revolving Line of Credit

At July 31, 2024, the Company and its subsidiaries have $340.0 million of permitted borrowings under a revolving line of credit. The revolving credit facilities are collateralized by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities with a scheduled maturity date of September 30, 2025. The current applicable interest rate under the credit facilities is SOFR plus 3.50% or for non-SOFR amounts the base rate of 8.50% plus 1% at July 31, 2024 and April 30, 2024. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see Note B).

The Company was in compliance with the covenants at July 31, 2024. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at July 31, 2024, the Company had additional availability of approximately $33.5 million under the revolving credit facilities.

On September 16, 2024, the Company entered into Amendment No. 8 to its revolving credit agreement, which, among other things, reduced the total permitted borrowings from $340 million to $320 million and requires the Company to maintain a minimum amount available to be drawn under the credit facilities of $20 million. If the outstanding principal balance under the line of credit equals or exceeds $300 million, the Company will be required to maintain a minimum availability of $50 million. The amendment also makes certain modifications to the fixed charge coverage ratio covenant and other provisions of the credit agreement. See Note M for additional information on the amendment.

Non-Recourse and Recourse Notes Payable

The Company has issued four separate series of asset-backed non-recourse notes (known as the “2022 Issuance”, “2023-1 Issuance”, “2023-2 Issuance” and “2024-1 Issuance”). All four issuances are collateralized by installment sale contracts directly originated by the Company. Credit enhancement for the non-recourse notes payable consists of overcollateralization, a reserve account funded with an initial amount of not less than 2.0% of the pool balance, excess interest on the auto finance receivables, and in some cases, the subordination of certain payments to noteholders of less senior classes of notes. The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto finance receivables. In December 2023, the Company fully paid off the 2022 Issuance. The debt related to the remaining term securitization transactions accrues interest at fixed rates and has scheduled maturities through January 22, 2030, June 20, 2030, and January 21, 2031, respectively, but may be repaid earlier, depending upon collections from the underlying auto finance receivables. The original principal balance and weighted average fixed coupon rate for the three securitizations are as follows:

	Original Principal Balance (in thousands)	Weighted Average Fixed Coupon Rate

2023-1	$400,200	8.68%
2023-2	360,300	8.80%
2024-1	250,000	9.50%

On July 12, 2024, the Company’s principal operating subsidiary, America’s Car Mart, Inc., and a newly formed affiliate entered into a loan and security agreement under which the Company’s affiliate borrowed $150 million in funding through an amortizing warehouse loan facility collateralized by installment sale contracts directly originated by the Company’s operating subsidiaries. The Company used the funding from the warehouse loan facility to pay down outstanding amounts borrowed under the Company’s revolving line of credit to fund its finance receivables. The loan and security agreement provides for additional borrowing availability, subject to the terms and conditions of the agreement, and recourse against the Company with respect to up to 10% of the aggregate amount borrowed under the warehouse facility payable. Interest accrues at a rate of SOFR plus 350 basis points, with a scheduled maturity date of July 12, 2026. The interest rate at July 31, 2024 was 8.83%.

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

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument (Level 2).

Contingent consideration payable for acquisition	The fair value is based upon inputs from the earn-out projection for the applicable acquisition (Level 2).

Revolving line of credit	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently (Level 2).

Notes payable	The fair value is based upon inputs derived from prices for similar instruments at period end (Level 2).

The estimated fair values, and related carrying amounts, of the financial instruments and other assets included in the Company’s financial statements at July 31, 2024 and April 30, 2024 are as follows:

	July 31, 2024		April 30, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$4,748	$4,748	$5,522	$5,522
Restricted cash	93,873	93,873	88,925	88,925
Inventory - Repossessions	18,102	18,102	18,182	18,182
Finance receivables, net	1,126,271	901,134	1,098,591	882,764
Accounts payable	35,582	35,582	21,379	21,379
Contingent Consideration	6,536	6,536	3,193	3,193
Revolving line of credit, net	184,846	184,846	200,819	200,819
Warehouse facility, net	148,828	148,828	-	-
Non-recourse notes payable, net	448,666	456,644	553,629	553,003

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended July 31,
	2024	2023

Weighted average shares outstanding-basic	6,396,757	6,381,704
Dilutive options and restricted stock	-	253,298

Weighted average shares outstanding-diluted	6,396,757	6,635,002

Antidilutive securities not included:
Options	534,767	240,000
Restricted stock	14,176	-

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at July 31, 2024 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $1.3 million ($1.1 million after tax effects) and $2.5 million ($1.9 million after tax effects) for the three months ended July 31, 2024 and 2023, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

Stock Option Plan

The Company has options outstanding under a stock option plan approved by the shareholders, the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Stock Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. On August 29, 2018, August 26, 2020, and August 30, 2022, the shareholders of the Company approved amendments to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000, 200,000, and 185,000 shares, respectively. Currently, a total of 2,385,000 shares of common stock are reserved for issuance under the plan. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options outstanding under the Company’s stock option plans expire in the calendar years 2025 through 2034.

Restated Option Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 9, 2034
Shares available for grant at July 31, 2024	90,233

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Three Months Ended July 31,
	2024	2023
Expected terms (years)	4.9	5.5
Risk-free interest rate	5.13%	3.66%
Volatility	60%	58%
Dividend yield	-	-

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

There were 22,281 and 35,000 options granted during the three months ended July 31, 2024 and 2023, respectively. The grant-date fair value of options granted during the three months ended July 31, 2024 and 2023 was $350,000 and $1.5 million, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $200,800 ($164,000 after tax effects) and $1.9 million ($1.5 million after tax effects) for the three months ended July 31, 2024 and 2023, respectively. As of July 31, 2024, the Company had approximately $1.9 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 1.9 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Three Months Ended July 31,
(Dollars in thousands)	2024	2023

Options exercised	-	30,000
Cash received from option exercises	$-	$-
Intrinsic value of options exercised	$-	$1,036

There were no options exercised through net settlements during the three months ended July 31, 2024. During the quarter ended July 31, 2023, there were 30,000 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 23,507 shares to satisfy the exercise price and applicable withholding taxes to acquire 6,493 shares.

The aggregate intrinsic value of outstanding options at July 31, 2024 and 2023 was $4.8 million and $25.8 million, respectively. As of July 31, 2024, there were 446,234 vested and exercisable stock options outstanding with an aggregate intrinsic value of $4.1 million, a weighted average remaining contractual life of 4.7 years, and a weighted average exercise price of $76.89.

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

There were 16,364 restricted shares granted during the three months ended July 31, 2024 and no restricted shares granted during the three months ended July 31, 2023. A total of 4,959 shares remained available for award at July 31, 2024. There were 224,031 unvested restricted shares outstanding as of July 31, 2024 with a weighted average grant date fair value of $63.17.

As of July 31, 2024, the Company had approximately $6.3 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 2.4 years. The Company recorded compensation cost of approximately $1.1 million ($839,000 after tax effects) and $509,000 ($396,000 after tax effects) related to the Restated Incentive Plan during the three months ended July 31, 2024 and 2023, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2024 or during the first three months of fiscal 2025.

J – Commitments and Contingencies

The Company has entered into operating leases for approximately 86% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $2.6 million and $2.2 million for the three-month periods ended July 31, 2024 and 2023, respectively.

Scheduled amounts and timing of cash flows arising from operating lease payments as of July 31, 2024, discounted at the weighted average interest rate in effect as of July 31, 2024 of approximately 4.9%, are as follows:

Maturity of lease liabilities
2025 (remaining)	$7,710
2026	9,876
2027	9,277
2028	8,608
2029	7,713
Thereafter	$48,636
Total undiscounted operating lease payments	91,820
Less: imputed interest	(21,130)
Present value of operating lease liabilities	$70,690

The Company has two standby letters of credit relating to insurance policies totaling $3.9 million and $2.9 million at July 31, 2024 and 2023, respectively.

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

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
(In thousands)	2024	2023
Supplemental disclosures:
Interest paid	$17,062	$15,306
Income taxes paid, net	1,297	135

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	26,975	32,590
Net settlement option exercises	-	1,646
Right-of-use assets obtained in exchange for operating lease liabilities	384	-
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	7,433	-

L – Acquisitions

On June 3, 2024, the Company completed its business combination of Texas Auto Center (“TAC”), which includes two dealership locations in Austin and San Marcos, Texas.

The total purchase price of the TAC acquisition was $13.5 million, which included $3.5 million of contingent consideration. The structure of the transaction is consistent with prior transactions whereby the Company did not acquire existing finance receivables and the seller may receive a performance-based earn-out in the future ranging from zero to a maximum of $15 million based on cumulative pre-tax income.

The excess of the purchase price over the preliminary fair values of the net assets acquired was allocated to goodwill, all of which is deductible for tax purposes and represents the future economic benefits expected to arise from anticipated synergies and intangible assets that do not qualify for separate recognition. The Company recorded the preliminary fair values of the assets acquired and liabilities assumed in the TAC acquisition, which resulted in the recognition of: (1) net working capital assumed of $100,000, (2) inventory of $5 million, (3) gross right use of asset and lease liability of $7.4 million and (4) goodwill of $8.5 million.

 M – Subsequent Events

On September 16, 2024, the Company entered into Amendment No. 8 to its revolving credit agreement that, among other things, reduces the total permitted borrowings under the revolving line of credit by $20 million to $320 million. Under the amendment, the Company will be required, after October 15, 2024 to maintain a minimum amount available to be drawn under the credit facilities, based on eligible finance receivables and inventory, of $20 million. If the outstanding principal balance under the line of credit equals or exceeds $300 million, the Company will be required tomaintain a minimum availability of $50 million. The amendment provides that the Company will use the net proceeds of any junior capital raise of $50 million or more to pay down the then outstanding principal balance of the line of credit and will pay a fee to the lenders of 0.10% of the total permitted borrowings under the line of credit if the Company has not completed such a capital raise by October 31, 2024. The amendment also makes certain modifications to the fixed charge coverage ratio covenant under the credit agreement and restricts the Company from making future repurchases of its common stock, along with the agreement’s existing restrictions on other distributions to the Company’s shareholders.

On September 16, 2024, the Company also entered into an amendment to the loan and security agreement for its amortizing warehouse loan facility that amends the fixed charge coverage ratio covenant under that agreement consistent with Amendment No. 8 to the Company’s revolving credit agreement and modifies certain other financial covenants under the warehouse agreement.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements may include, but are not limited to:

●	operational infrastructure investments;
●	same dealership sales and revenue growth;
●	customer growth and engagement;
●	gross profit margin percentages;
●	gross profit per retail unit sold;
●	business acquisitions;
●	inventory acquisition, reconditioning, transportation and remarketing;
●	technological investments and initiatives;
●	future revenue growth;
●	receivables growth as related to revenue growth;
●	new dealership openings;
●	performance of new dealerships;
●	interest rates;
●	future credit losses;
●	the Company’s collection results, including but not limited to collections during income tax refund periods;
●	future supply, demand and affordability of used vehicles;
●	availability of used vehicle financing;
●	seasonality; and
●	the Company’s business, operating and growth strategies and expectations.

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024, as well as:

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

●	competition;
●	dependence on existing management;
●	ability to attract, develop, and retain qualified general managers;
●	changes in consumer finance laws or regulations, including but not limited to rules and regulations that have recently been enacted or could be enacted by federal and state governments;
●	the ability to keep pace with technological advances and changes in consumer behavior affecting our business;
●	security breaches, cyber-attacks, or fraudulent activity;
●	the ability to identify and obtain favorable locations for new or relocated dealerships at reasonable cost;
●	the ability to successfully identify, complete and integrate new acquisitions;
●	the occurrence and impact of any adverse weather events or other natural disasters affecting the Company’s dealerships or customers; and
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

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of July 31, 2024, the Company operated 156 dealerships located primarily in small cities throughout the South-Central United States.

Over the last ten fiscal years, the Company’s revenue growth averaged 11.4%. Revenue for the first three months of fiscal 2025 declined 5.2% compared to the same period of fiscal 2024, primarily due to a 9.6% decrease in retail units sold. The decrease was partially offset by a 2.4% increase in the average retail sales price and a 7.2% increase in interest income. Our dealership volume productivity averaged 30.9 sales per month for the first three months of fiscal 2025, down from 34.2 during the same period last year.

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

In the fourth quarter of fiscal year 2024, the Company entered into a strategic partnership with a leading automotive services and technology provider, to improve the efficiencies within the Company’s inventory supply chain process. This partnership is allowing  the Company to utilize reconditioning and auction facilities, which the Company expects will improve the Company’s vehicle quality.

Over the last five fiscal years, the Company’s provision for credit losses as a percentage of sales averaged 26.36%, with a pre-pandemic rate of 23.71% in fiscal 2019. During fiscal 2024, credit losses exceeded pre-pandemic levels, partially due to the inflationary pressure on customers and increasing interest rates from federal monetary policy. For the first three months of fiscal 2025, the provision for credit losses as a percentage of sales decreased slightly sequentially to 33.2%, compared to 33.3% for the fourth quarter of fiscal 2024 as lower sales in the first quarter of fiscal 2025 largely offset improvements in the provision. Based on the Company’s current analysis of credit losses, the allowance for credit losses at July 31, 2024 was 25.0% of finance receivables, net of deferred revenue and pending APP claims.

The Company’s credit losses and charge-offs are impacted by market and economic factors, including macro-economic conditions such as inflation in the cost of vehicle insurance, rent, groceries, the price of gasoline, childcare, and other staple items, and overall unemployment levels, as well as the personal income levels of the Company’s customers. Historically, credit losses, on a percentage basis, also tend to be higher at new and developing dealerships than at longer tenure locations with experienced management. Generally, this is because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned. Normally more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers.

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

The Company’s gross profit dollars per retail unit sold increased by $228, or 3.4%, during the first three months of fiscal 2025 compared to the first three months of fiscal 2024, and gross margin as a percentage of sales for the first three months of fiscal 2025 increased to 35.0% of sales from 34.7% in the prior year period. The increase in gross profit dollars per retail unit sold was related to an increase in the average retail sales price of the vehicles sold during the respective periods. The Company’s initiatives around pricing discipline, reduced transportation costs and lower vehicle repair costs also contributed to the increase in gross profit dollars. The Company’s gross margin is based upon the cost of the vehicle purchased, with higher-priced vehicles typically having higher gross margin dollars but lower gross margin percentages. Gross margin is also affected by the percentage of wholesale sales to retail sales, which relates, for the most part, to repossessed vehicles sold at or near cost. The Company plans to continue to focus on managing gross margin dollars in the near term, as demonstrated by the increase during the first quarter of  fiscal 2025, as well as continuing to focus on improving wholesale results, cost controls, and operational improvement around the acquisition and disposal of vehicles.

The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement and oversight from the corporate office. Total collections of principal, interest, and late fees for the first three months of fiscal 2025 increased by $7.1 million, or 4.3%, over the prior year period. Principal collections, as a percentage of average finance receivables, however, stayed consistent at 7.8%, compared to the same period in prior year.

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

The Company continues to prioritize investments to improve its products and services and operate more efficiently over time. One of the Company’s largest recent investments has been improving its processes and technology for credit applications and decision-making through a new loan origination system (“LOS”). This online loan application system allows the consumer to apply for credit faster in anticipation of their vehicle purchase, authorize a soft credit pull during the application process, and receive a response via text message on the status of their application, as well as have access to centralized appointment-setting.  At the end of July 2024 the Company had implemented the LOS in 147 of its 156 dealerships, with centralized decision-making on approvals of applications submitted via the online platform. The remaining nine dealerships, which were acquired, are still in their earn-out period or have yet to be integrated. Through the LOS, the Company has tightened its credit approval standards, primarily by requiring a higher down payment and shorter terms from certain customers.

Three months ended July 31, 2024 vs. Three months ended July 31, 2023

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2024	Three Months Ended
	July 31,		vs.	July 31,
	2024	2023	2023	2024	2023
Revenues:
Sales	$287,248	$310,337	(7.4)%	100.0%	100.0%
Interest income	60,515	56,456	7.2	21.1	18.2
Total	347,763	366,793	(5.2)	121.1	118.2

Costs and expenses:
Cost of sales, excluding depreciation shown below	186,570	202,647	(7.9)	65.1	65.3
Selling, general and administrative	46,711	46,470	0.5	16.3	15.0
Provision for credit losses	95,423	96,323	(0.9)	33.2	31.0
Interest expense	18,312	14,274	28.3	6.4	4.6
Depreciation and amortization	1,884	1,693	11.3	0.7	0.5
Loss on disposal of property and equipment	46	166	(72.3)	-	-
Total	348,946	361,573	(3.5)%	121.5	116.5

Pretax (loss) income	$(1,183)	$5,220		(0.4)%	1.7%

Operating Data:
Retail units sold	14,391	15,912
Average dealerships in operation	155	155
Average units sold per dealership per month	30.9	34.2
Average retail sales price	$19,250	$18,799
Gross profit per retail unit sold	$6,996	$6,768
Same store revenue growth	(8.6)%	8.2%

Period End Data:
Dealerships open	156	154
Accounts over 30 days past due	3.5%	4.4%

Revenues decreased by approximately $19.0 million, or 5.2%, for the three months ended July 31, 2024 as compared to the same period in the prior fiscal year. The decrease resulted from a decline in revenue at dealerships that operated a full three months in both the current and prior year quarter ($31.9 million decrease) and by dealerships that were closed during the prior year quarter ($3.6 million decrease); partially offset by revenue growth from dealerships opened or acquired after the prior year quarter ($15.9 million). The decline in revenue was related to a 9.6% decrease in retail units sold, largely reflecting the challenging macroeconomic environment for our customers, partially offset by a 7.2% increase in interest income and a 2.4% increase in the average retail sales price. Interest income increased approximately $4.1 million for the three months ended July 31, 2024, as compared to the same period in the prior fiscal year, due to the $45.9 million increase in average finance receivables.

Cost of sales, as a percentage of sales, decreased to 65.0% for the three months ended July 31, 2024 compared to 65.3% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 35.0% for the current year period compared to 34.7% for the prior year period. The improvement in gross margin resulted from better operational execution in pricing discipline and our continued focus on inventory efficiencies in procurement, remarketing, and repairs as well as an improvement in APP claims.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost and includes the price of ancillary products sold with the vehicle, such as the APP and vehicle repair plans. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles the Company sells generally narrows on a percentage basis because the Company must offer affordable prices to its customers. The average retail sales price for the first quarter of fiscal 2025 was $19,250, a $451 increase over the prior year quarter. This increase was due to the increase in the average price of ancillary products rather than an increase in the Company’s purchase cost. The Company continues to focus on gross margin improvement through pricing discipline, reduced transportation costs and lower vehicle repair costs.

Selling, general and administrative expenses, as a percentage of sales, were 16.3% for the three months ended July 31, 2024, an increase of 1.3% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased approximately $241,000 in the first quarter of fiscal 2025 compared to the same period of the prior fiscal year. Although the Company had favorable declines in payroll and related costs as a result of prior cost cutting measures, this was offset by increases in the licensing and expenses related to technology implementations, along with the increased selling, general and administrative expenses related to the acquisitions.

Provision for credit losses as a percentage of sales was 33.2% for the three months ended July 31, 2024 compared to 31.0% for the prior year period.  The provision for credit losses as a percentage of sales was higher during the current year period primarily due to the growth in the balance of finance receivables, net of deferred revenue of $28.5 million, as well as being amplified with a decrease in sales of $23.1 million compared to the prior year period. In overall dollars, the provision for credit losses decreased 0.9% in the first quarter of fiscal 2025 compared to the same period of the prior fiscal year due to the improved experience of contracts underwritten in the Company’s new loan origination system.

Interest expense as a percentage of sales increased to 6.4% for the three months ended July 31, 2024, compared to 4.6% for the prior year period. In dollar terms, interest expense increased $4.0 million due to increasing interest rates and an increase in the average borrowings of approximately $91.8 million during the three-month period ended July 31, 2024.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31, 2024	April 30, 2024
Assets:
Finance receivables, net	$1,126,271	$1,098,591
Inventory	114,548	107,470
Income tax receivable, net	938	2,958
Property and equipment, net	59,793	60,361

Liabilities:
Accounts payable and accrued liabilities	68,129	49,207
Deferred revenue	121,692	120,781
Deferred tax liabilities, net	16,866	17,808
Notes payable, net	597,494	553,629
Revolving line of credit, net	184,846	200,819

Finance receivables, net, have increased 2.5% and 1.0% since April 30, 2024 and July 31, 2023, respectively, while revenues decreased 5.2% compared to the prior year period. The Company currently anticipates that the growth in finance receivables will generally be slightly higher than overall revenue growth on an annual basis due to overall term length increases in our installment sale contracts, partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses.

During the first three months of fiscal 2025, inventory increased by $7.1 million compared to inventory at April 30, 2024, primarily due to the most recent acquisition which added $5.0 million to the inventory balance. Annualized inventory turns decreased for the current year quarter at 6.7 versus the prior year’s first quarter at 7.2. The Company strives to improve the quality of the inventory and maintain adequate turns while maintaining inventory levels to ensure an adequate supply of vehicles in volume and mix, and to meet sales demand.

Property and equipment, net, decreased by $568,000 at July 31, 2024 as compared to property and equipment, net, at April 30, 2024. The Company incurred $986,000 in expenditures during the first three months of fiscal 2025 primarily related to remodeling existing locations in order to support growth. The Company incurred $1.9 million in depreciation expense during the first three months of fiscal 2025.

Accounts payable and accrued liabilities increased by $18.9 million during the first three months of fiscal 2025 as compared to accounts payable and accrued liabilities at April 30, 2024, related primarily to invoice management and vendor efficiencies.

Income taxes receivable, net, was $938,000 at July 31, 2024 compared to income taxes receivable, net, of $3.0 million at April 30, 2024, primarily due applying overpayments of taxes towards current year tax liabilities and refunds of overpaid taxes on prior year returns.

Deferred revenue increased $911,000 at July 31, 2024 as compared to April 30, 2024, primarily resulting from the increase in average retail sales price as well as the increased terms on the service contracts, partially offset by the decrease in units sold.

Deferred income tax liabilities, net, decreased approximately $942,000 at July 31, 2024 as compared to April 30, 2024, due primarily to a current year net operating loss.

The Company had $448.7 million and $553.6 million of notes payable outstanding related to asset-backed term funding transactions as of July 31, 2024 and April 30, 2024, respectively. These non-recourse notes issued by the Company accrue interest at fixed rates with a weighted average rate of 9.0% as of July 31, 2024. The Company’s warehouse loan facility accrues interest at a rate equal to the term SOFR plus 350 basis points. See Note F for further details on the non-recourse notes payable, warehouse loan facility and the revolving line of credit.

Borrowings on the Company’s revolving credit facilities fluctuate based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) funds available from asset-backed securitization offerings, warehouse facilities and/or other capital financing sources, (iv) income taxes, (v) capital expenditures, and if applicable, (vi) common stock repurchases. Historically, income from operations, as well as borrowings on the revolving credit facilities and securitized debt, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. The overall increase in total borrowings during the first quarter of fiscal 2025 was made to support an increase in finance receivables, with longer terms, and a growing customer base.  During the first three months of fiscal 2025, the Company funded finance receivables growth of $29.9 million, increased inventory by $7.1 million, invested $13.5 million in dealership acquisitions, and purchased fixed assets of $986,000, with income from operations and increased total debt of $28 million, or a $23.7 million increase in total debt, net of cash.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended July 31,
	2024	2023
Operating activities:
Net (loss) income	$(964)	$4,186
Provision for credit losses	95,423	96,323
Losses on claims for accident protection plan	9,321	7,769
Depreciation and amortization	1,884	1,693
Stock based compensation	1,324	2,451
Finance receivable originations	(271,756)	(297,732)
Finance receivable collections	112,358	109,291
Inventory	25,603	23,953
Accounts payable and accrued liabilities	11,466	1,413
Deferred accident protection plan revenue	205	1,651
Deferred service contract revenue	707	3,479
Income taxes, net	2,021	3,987
Deferred income taxes	(943)	(3,217)
Accrued interest on finance receivables	(600)	(642)
Other	(1,021)	(4)
Total	(14,972)	(45,399)

Investing activities:
Acquisition	(7,527)	-
Purchase of property and equipment	(986)	(1,379)
Other	-	529
Total	(8,513)	(850)

Financing activities:
Revolving credit facilities, net	(15,798)	(168,516)
Notes payable, net	43,813	243,478
Change in cash overdrafts	989	-
Debt issuance costs	(1,387)	(4,091)
Purchase of common stock	(24)	(68)
Dividend payments	(10)	(10)
Exercise of stock options and issuance of common stock	76	(377)
Total	27,659	70,416

Increase in cash	$4,174	$24,167

The primary drivers of cash flows include (i) top line sales, (ii) interest income on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses, a significant portion of which relates to the collection of principal on finance receivables. Historically, most or all of the cash generated from operations has been used to fund finance receivables growth, capital expenditures, and as applicable, common stock repurchases. To the extent finance receivables growth, capital expenditures and common stock repurchases have exceeded income from operations, the Company has increased borrowings under our revolving credit facilities and secured additional funding through the issuance of asset-backed non-recourse notes.

Cash flows used in operating activities for the three months ended July 31, 2024 compared to the same period in the prior fiscal year decreased primarily as a result of a decrease in finance receivable originations and an increase in accounts payable and accrued liabilities. Finance receivables, net, increased by $27.7 million from April 30, 2024 to July 31, 2024.

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

Sustained macro-economic pressures affecting our customers have helped keep demand high in recent years for the types of vehicles we purchase. This strong demand for used vehicles, coupled with modest levels of new vehicle sales in recent years, have led to a generally ongoing tight supply of used vehicles available to the Company in both quality and quantity. Wholesale prices continue to soften in calendar year 2024 but remain high compared to the last several years. The Company expects the tight used vehicle supply and strong demand for the types of vehicles we purchase to continue to keep purchase costs and resulting sales prices elevated for the short-term, but anticipates that an increase in marketplace wages for our customers could enhance affordability.

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

The Company’s liquidity is also impacted by our credit losses. Macro-economic factors such as unemployment levels and general inflation on core and discretionary items can significantly affect our collection results and ultimately credit losses. Currently, as our customers look to cover rising costs of non-discretionary items, such as childcare, insurance, groceries and gasoline, it may impact our customers’ ability to make their vehicle payments. The Company has made improvements to its business processes via the implementation of the loan origination system during the last two years to strengthen controls and provide stronger infrastructure to support its collections efforts. Management continues to focus on improved execution at the dealership level, specifically as related to working individually with customers concerning collection issues.

The Company’s business model relies on leasing the majority of the properties where its dealerships are located. As of July 31, 2024, the Company leased approximately 86% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s principal sources of liquidity include income from operations, proceeds from non-recourse notes payable issued under asset-back securitization transactions, warehouse facilities, borrowings under its revolving credit facilities, and other potential debt or equity financing sources. At July 31, 2024, the Company had approximately $4.7 million of cash on hand and approximately an additional $33.5 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements). The revolving credit facility has a scheduled maturity date of September 30, 2025, with total permitted borrowings of $340 million at July 31, 2024. In July 2024, the Company entered into Amendment No. 7 to its revolving credit agreement to allow for, among other things, the entry into an amortizing warehouse agreement and to amend the fixed charge coverage ratio under the credit agreement. On September 16, 2024, the Company entered into Amendment No. 8 to its revolving credit agreement that, among other things, reduces the total permitted borrowings under the revolving line of credit by $20 million to $320 million. Under the amendment, the Company will be required, after October 15, 2024, to maintain a minimum amount available to be drawn under the credit facilities, based on eligible finance receivables and inventory, of $20 million. If the outstanding principal balance under the line of credit equals or exceeds $300 million, the Company will be required tomaintain a minimum availability of $50 million. The amendment provides that the Company will use the net proceeds of any junior capital raise of $50 million or more to pay down the then outstanding principal balance of the line of credit and will pay a fee to the lenders of 0.10% of the total permitted borrowings under the line of credit if the Company has not completed such a capital raise by October 31, 2024. The amendment also makes certain modifications to the fixed charge coverage ratio covenant under the credit agreement and restricts the Company from making future repurchases of its common stock, along with the agreement’s existing restrictions on other distributions to the Company’s shareholders. Thus, the Company is limited in its ability to pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.

In July 2024, the Company entered into a $150 million amortizing warehouse agreement backed by a portion of its finance receivables.  The warehouse facility accrues interest at a rate of SOFR plus 350 basis points, with payments of principal and interest due monthly and a scheduled maturity date of July 12, 2026.  The Company primarily used the funds from the warehouse facility to pay down the current revolving loan balance. On September 16, 2024, the Company entered into an amendment to the warehouse agreement that amends the fixed charge coverage ratio covenant consistent with Amendment No. 8 to the revolving credit agreement and modifies certain other financial covenants under the warehouse agreement.

The Company expects to use cash from operations and other financing sources to (i) pay down the outstanding principal balance of the revolving line of credit, (ii) grow its finance receivables portfolio, (iii) purchase fixed assets of approximately $8 million in the next 12 months as we complete facility updates and general fixed asset requirements, (iv) fund dealership acquisitions as opportunities arise on terms acceptable to the Company, and (v) reduce the Company’s remaining debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for at least one year from the financial statement issuance date through expected financing sources such as additional securitized borrowings or public registered offerings.

Off-Balance Sheet Arrangements

The Company has two standby letters of credit relating to insurance policies totaling $3.9 million at July 31, 2024.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2024.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At July 31, 2024, the weighted average contract term was 48.1 months with 36.1 months remaining. The allowance for credit losses at July 31, 2024 of $334.4 million, was 25.0% of the principal balance in finance receivables of $1.5 billion, less unearned accident protection plan revenue of $52.0 million and unearned service contract revenue of $69.7 million, less APP claims of $5.4 million.

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

Recent Accounting Pronouncements

Occasionally, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies, which the Company will adopt as of the specified effective date. Unless otherwise discussed, the Company believes the implementation of recently issued standards which are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses. The guidance changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This guidance will affect the Company’s vintage disclosures related to current-period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on May 1, 2023, under a prospective basis. In regard to installment sale contract modifications, management notes that the Company primarily modifies a customer’s installment sale contract to allow for insignificant payment delays. This type of modification is generally done to account for payday changes for the customer and minor vehicle repairs.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which sets forth improvements to the current segment disclosure requirements in accordance with Topic 280 “Segment Reporting,” including clarifying that entities with a single reportable segment are subject to both new and existing segment reporting requirements. ASU 2023-07 will be effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. Adoption of this ASU will result in additional disclosure, but will not impact the Company’s consolidated financial position, results of operations or cash flows.

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

Interest rate risk.  The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had an outstanding balance on its revolving line of credit of $184.8 million at July 31, 2024. The impact of a 1% increase in interest rates would result in increased annual interest expense of approximately $18.5 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed annual interest rate based on the Company’s contract interest rate as of the origination date of the installment sales contract, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates. During the third quarter of fiscal 2024, the Company increased the interest rate by 0.25%. The Company’s finance receivables now carry a fixed annual interest rate of 18.25% (up from 18.0%) for all states, except Arkansas at 16.75% (which is subject to a usury cap of 17.0%), Illinois (remains at 19.5% – 21.5%), and acquired dealerships in Tennessee (which originate at up to 23.0%). The interest rate on the Company’s revolving credit facilities is generally SOFR plus 3.50%, or for non-SOFR amounts the base rate of 8.50% plus 1% at July 31, 2024.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of  July 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

b)	Changes in Internal Control over Financial Reporting

There were improvements to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2024, that have positively impacted, the Company’s internal control over financial reporting.

During the first quarter of fiscal year 2025, the Company commenced the implementation of a new core accounting platform, which included changes to the Company’s general ledger, accounts payable, and fixed assets accounting processes. Management continues to review and enhance the design and documentation of the Company’s internal control over financial reporting. To date, the implementation, integration, and transition have not materially affected the Company’s internal control over financial reporting. As each phase of the implementation occurs, management will reassess the Company’s processes and procedures, which may result in changes to the Company’s internal control over financial reporting. There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ending July 31, 2024 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Form 10-K for the fiscal year ended April 30, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase shares of its common stock under its common stock repurchase program. On December 14, 2020, the Board of Directors authorized the repurchase of up to an additional one million shares along with the balance remaining under its previous authorization approved and announced on November 16, 2017. No shares were repurchased under the Company’s stock repurchase program during the first quarter of fiscal 2025.

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

The Company is also currently limited in its ability to pay dividends or make other distributions to its shareholders, including repurchasing shares of its common stock, without the consent of its lender under the Company’s revolving credit agreement. Please see “Liquidity and Capital Resources” under Item 2 of Part I for more information regarding this limitation.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

During the three months ended July 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on February 19, 2014).

10.1	Amendment No. 7 to Third Amended and Restated Loan and Security Agreement and Limited Waiver dated July 12, 2024 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

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

America’s Car-Mart, Inc.

By:	/s/ Douglas W. Campbell
Douglas W. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Vickie D. Judy
Vickie D. Judy
Chief Financial Officer
(Principal Financial Officer)

Dated: September 16, 2024