Form 10-Q
period 2024-10-31
AMERICAS CARMART INC
filed 2024-12-09
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 4, 2024
Common stock, par value $.01 per share	8,252,612

AMERICA’S CAR-MART, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

October 31, 2024 and April 30, 2024

(Dollars in thousands except share and per share amounts)	October 31, 2024	April 30, 2024
Assets:	(Unaudited)
Cash and cash equivalents	$8,006	$5,522
Restricted cash	121,678	88,925
Accrued interest on finance receivables	7,573	6,907
Finance receivables, net	1,132,618	1,098,591
Inventory	122,102	107,470
Income tax receivable, net	-	2,958
Prepaid expenses and other assets	35,259	31,276
Right-of-use asset	65,889	61,185
Goodwill	22,859	14,449
Property and equipment, net	59,192	60,361
Total Assets	$1,575,176	$1,477,644

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$34,174	$21,379
Deferred accident protection plan revenue	50,956	51,836
Deferred service contract revenue	55,645	68,945
Accrued liabilities	33,625	27,828
Income tax payable, net	1,563	-
Deferred income tax liabilities, net	12,313	17,808
Lease liability	69,056	64,250
Notes payable, net	656,414	553,629
Revolving line of credit, net	107,365	200,819
Total liabilities	1,021,111	1,006,494

Commitments and contingencies (Note K)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 15,595,273 and 13,727,013 issued at October 31, 2024 and April 30, 2024, respectively, of which 8,253,186 and 6,394,675 were outstanding at October 31, 2024 and April 30, 2024, respectively	156	137
Additional paid-in capital	193,123	113,930
Retained earnings	658,484	654,369
Less: Treasury stock, at cost, 7,342,087 and 7,332,338 shares at October 31, 2024 and April 30, 2024, respectively	(298,198)	(297,786)
Total stockholders' equity	553,565	470,650
Non-controlling interest	100	100
Total equity	553,665	470,750

Total Liabilities, Mezzanine Equity and Equity	$1,575,176	$1,477,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)	America’s Car-Mart, Inc.

Three and Six Months Ended October 31, 2024 and 2023

	Three Months Ended October 31,		Six Months Ended October 31,
(Dollars in thousands except share and per share amounts)	2024	2023	2024	2023
Revenues:	(Unaudited)		(Unaudited)
Sales	$285,774	$300,400	$573,022	$610,737
Interest and other income	61,495	59,382	122,010	115,838

Total revenues	347,269	359,782	695,032	726,575

Costs and expenses:
Cost of sales	173,215	196,763	359,785	399,410
Selling, general and administrative	47,407	44,863	94,118	91,333
Provision for credit losses	99,522	135,395	194,945	231,718
Interest expense	18,042	16,582	36,354	30,856
Depreciation and amortization	1,926	1,696	3,810	3,389
Loss on disposal of property and equipment	41	74	87	240
Total costs and expenses	340,153	395,373	689,099	756,946

Income (loss) before taxes	7,116	(35,591)	5,933	(30,371)

Provision (benefit) for income taxes	2,017	(8,128)	1,798	(7,094)

Net income (loss)	$5,099	$(27,463)	$4,135	$(23,277)

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(20)	(20)

Net income (loss) attributable to common stockholders	$5,089	$(27,473)	$4,115	$(23,297)

Earnings (loss) per share:
Basic	$0.62	$(4.30)	$0.57	$(3.65)
Diluted	$0.61	$(4.30)	$0.55	$(3.65)

Weighted average number of shares used in calculation:
Basic	8,147,971	6,386,208	7,272,364	6,383,956
Diluted	8,292,459	6,386,208	7,423,936	6,383,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)	America’s Car-Mart, Inc.

Six Months Ended October 31, 2024 and 2023

	Six Months Ended October 31,
(In thousands)	2024	2023
	(Unaudited)
Operating Activities:
Net income (loss)	$4,135	$(23,277)
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	194,945	231,718
Losses on claims for accident protection plan	16,797	15,173
Depreciation and amortization	3,810	3,389
Amortization of debt issuance costs	2,657	2,780
Loss on disposal of property and equipment	4	146
Impairment of goodwill	83	94
Stock based compensation	5,243	1,739
Deferred income taxes	(5,495)	(14,249)
Excess tax benefit from share based compensation	-	213
Change in operating assets and liabilities:
Finance receivable originations	(527,487)	(580,082)
Loan origination costs	8	(10)
Finance receivable collections	224,640	218,208
Accrued interest on finance receivables	(666)	(1,248)
Inventory	48,141	65,123
Prepaid expenses and other assets	(4,409)	(2,522)
Accounts payable and accrued liabilities	10,047	(4,317)
Deferred accident protection plan revenue	(880)	1,306
Deferred service contract revenue	(13,300)	4,042
Income taxes, net	4,521	5,644
Net cash used in operating activities	(37,206)	(76,130)

Investing Activities:
Acquisition	(7,527)	-
Purchase of property and equipment	(2,338)	(2,149)
Proceeds from sale of property and equipment	24	561
Net cash used in investing activities	(9,841)	(1,588)

Financing Activities:
Exercise of stock options	-	(455)
Issuance of common stock	73,969	143
Purchase of common stock	(412)	(68)
Dividend payments	(20)	(20)
Change in cash overdrafts	2,074	1,416
Debt issuance costs	(4,467)	(4,091)
Issuances of notes payable	449,889	360,340
Payments on notes payable	(345,622)	(250,935)
Proceeds from revolving line of credit	296,424	276,266
Payments on revolving line of credit	(389,551)	(278,419)
Net cash provided by financing activities	82,284	104,177

Increase in cash, cash equivalents, and restricted cash	35,237	26,459
Cash, cash equivalents, and restricted cash beginning of period	94,447	68,034

Cash, cash equivalents, and restricted cash end of period	$129,684	$94,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.

Three and Six Months Ended October 31, 2024

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2024	13,727,013	$137	$113,930	$654,369	$(297,786)	$100	$470,750

Issuance of common stock	2,491	-	76	-	-	-	76
Stock options exercised	-	-	-	-	-	-	-
Purchase of treasury shares	-	-	-	-	(24)	-	(24)
Stock based compensation	-	-	1,325	-	-	-	1,325
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net (loss)	-	-	-	(964)	-	-	(964)
Balance at July 31, 2024 (Unaudited)	13,729,504	$137	$115,331	$653,395	$(297,810)	$100	$471,153

Issuance of common stock, net of issuance costs	1,865,769	19	73,874	-	-	-	73,893
Stock options exercised	-	-	-	-	-	-	-
Purchase of treasury shares	-	-	-	-	(388)	-	(388)
Stock issued related to acquisitions	-	-	2,500	-	-	-	2,500
Stock based compensation	-	-	1,418	-	-	-	1,418
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	5,099	-	-	5,099
Balance at October 31, 2024 (Unaudited)	15,595,273	$156	$193,123	$658,484	$(298,198)	$100	$553,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.

Three and Six Months Ended October 31, 2023

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2023	13,701,468	$137	$109,929	$685,802	$(297,421)	$100	$498,547

Issuance of common stock	2,921	-	78	-	-	-	78
Stock options exercised	6,493	-	(455)	-	-	-	(455)
Purchase of treasury shares	-	-	-	-	(68)	-	(68)
Stock based compensation	-	-	2,451	-	-	-	2,451
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	4,186	-	-	4,186
Balance at July 31, 2023 (Unaudited)	13,710,882	$137	$112,003	$689,978	$(297,489)	$100	$504,729

Issuance of common stock	849	-	65	-	-	-	65
Stock based compensation	-	-	(712)	-	-	-	(712)
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net (loss)	-	-	-	(27,463)	-	-	(27,463)
Balance at October 31, 2023 (Unaudited)	13,711,731	$137	$111,356	$662,505	$(297,489)	$100	$476,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of October 31, 2024, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2024, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of October 31, 2024 and 2023, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2024 are not necessarily indicative of the results that may be expected for the year ending April 30, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2024.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of America’s Car-Mart, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Going Concern and Liquidity

In accordance with ASC 205-40, Presentation of Financial Statements - Going Concern, management has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s revolving line of credit is currently scheduled to become due in September 2025. The line of credit allows the Company to borrow up to an aggregate of $320 million (see Note F). As of October 31, 2024, the Company had $107.4 million in outstanding borrowings under its revolving line of credit. The loan and security agreement, as amended, requires the Company to maintain compliance with certain financial covenants computed on a monthly basis. The Company is currently in compliance with such financial covenants. Given this maturity of the line of credit combined with the Company’s decline in operations, such as negative cash flows from operations and a negative working capital position, the Company will require additional liquidity to continue its operations over the next 12 months if the line of credit is not extended. The Company plans to continue raising capital through the non-recourse securitization market, which represents the majority of its funding. During the past two fiscal years the Company has issued five series of asset-backed non-recourse securities, and the Company currently expects to issue additional series of asset-backed non-recourse securities during the fiscal year.

Though substantial doubt about the Company’s ability to continue as a going concern has been raised due to the upcoming maturity of the revolving credit facility, the Company maintains strong banking relationships. In the first quarter of fiscal year 2025, the Company entered into its first warehouse agreement and executed the 7th amendment on the Third Amended and Restated Loan and Security Agreement. The 8th Amendment to the Third Amended and Restated Loan and Security Agreement was executed in the second quarter of this fiscal year. The Company has initiated discussions with the lending group to begin the process for the extension of the revolver. The commencement of these discussions, along with the recently executed agreements and amendments, demonstrate the Company’s strong banking relationship and indicate that refinancing before maturity is probable of being implemented.

Management believes the ability to issue the asset backed non-recourse securities is sufficient to allow the Company to meet its obligations as they become due for a period of at least 12 months from the issuance of these financial statements. Additionally, management believes that the implementation of the refinancing of the revolving line of credit will strengthen the Company’s financial position. Management believes that the plans are probable and have alleviated the substantial doubt regarding the Company’s ability to continue as a going concern.

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

Reclassifications

Accident protection plan (“APP”) reserves in the amount of approximately $11.7 million for the three months ended July 31, 2023 and wholesales sales of $3.0 million for the six months ended October 31, 2023 in the prior year financial statements were reclassified to conform with the current year presentation. APP reserves of $5.8 million were reclassed out of accrued liabilities to reserve against finance receivables and $5.9 million of estimated APP insurance receivables were reclassed out of finance receivables to prepaid expenses and other assets for the three months ended July 31, 2023. $1.2 million and $1.8 million of wholesales sales were reclassed out of wholesales – third party sales to cost of goods sold for the three months ended July 31, 2023 and October 31, 2023, respectively. The reclassification had no effect on the prior year net income or shareholder’s equity.

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

Change in Accounting Estimate

During the second quarter of 2024, the Company refined its accounting estimate with respect to its service contracts. The Company previously recognized deferred service contract revenue over the term associated with the service contract. The service contract is completed once a customer has (a) incurred the designated mileage or (b) the contract has surpassed the designated years. Management performed an analysis to determine when its performance obligations were being met and determined that its customers are reaching the mileage limit prior to reaching the maximum time duration of the service contracts. As such, management has determined that service contract revenue should be recognized over a 9 month term for each 12,000 miles, which would effectively result in a 25% acceleration of the timing of revenue recognition prospectively. The impact to revenue recognized for service contracts in the second quarter of 2024 is $13.2 million, $7.1 million net of tax, or $0.85 increase to diluted earnings per share ($0.87 increase to basic earnings per share).

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 28% of current period revenues resulting from sales to Arkansas customers.

As of October 31, 2024, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by limiting the amount it invests in one institution.

Restrictions on Distributions / Dividends

The Company’s revolving credit facilities generally restrict distributions by the Company to its shareholders. On September 16, 2024, the Company entered into an amendment to its revolving credit facilities that, among other things, restricts the Company from future repurchases of the Company’s stock. See Note F for additional information on this amendment to the revolving credit facilities.  As of October 31, 2024, the Company may not repurchase shares of the Company’s stock (other than receiving shares surrendered to pay the exercise price or tax withholding in connection with equity-based awards issued under the Company’s equity incentive plans), pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash is related to the financing and securitization transaction discussed below and is held by the securitization trusts.

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

Restricted cash consisted of the following at October 31, 2024 and April 30, 2024:

(In thousands)	October 31, 2024	April 30, 2024

Restricted cash from collections on auto finance receivables for non-recourse notes payable	$63,993	$43,956
Restricted cash on deposit in reserve accounts for non-recourse notes payable	57,685	44,969

Restricted Cash	$121,678	$88,925

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

The Company’s principal operating subsidiary and a newly formed affiliate also entered into a loan and security agreement in the first quarter of fiscal 2025 under which the Company’s affiliate borrowed $150 million through an amortizing warehouse loan facility collateralized by certain additional auto finance receivables originated by the Company’s operating subsidiaries. Under the loan and security agreement, the warehouse lender had recourse against the Company for up to 10% of the aggregate amount borrowed under the facility. The Company paid off the warehouse facility in October 2024. No debt was outstanding under the warehouse loan facility as of October 31, 2024. See Notes C and F for additional information on auto finance receivables, non-recourse notes payable and warehouse loan facility.

The Company carries the debt from the term securitization trusts on its balance sheet in recognition of the Company’s residual economic interest in the receivable pools for each transaction. The Company or one of its subsidiaries serves as the servicer for each securitization, managing collection activities in the same manner as it does with its overall portfolio of receivables. The overcollateralization in each financing serves to absorb credit losses (subject to limitations) and the Company receives remaining assets of the trust upon repayment in full of the related indebtedness.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry a weighted average interest rate of approximately 17.5% using the simple effective interest method including any deferred fees. During the third quarter of the 2024 fiscal year, the Company increased the interest rate on new originations of installment sale contracts to 18.25% (from 18.0%) in all states except Arkansas (which originate at 16.75%), Illinois (which originate at 19.5% - 21.5%) and acquired dealerships in Tennessee (which originate at up to 23.0%). Contract origination costs are not significant. The installment sale contracts are structured to have variable payments whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges to be collected represent the balance of interest receivable to be earned over the remaining term of the related installment contract, and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. Total earned finance charges were $7.6 million and $6.9 million at October 31, 2024 and April 30, 2024, respectively, on the Consolidated Balance Sheets.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday, with approximately 78% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. On October 31, 2024, 3.5% of the Company’s finance receivable balances were 30 days or more past due, compared to 3.1% at April 30, 2024.

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

The quantitative portion of the Company’s allowance for credit losses is measured using an undiscounted cash flow (“CF”) model whereby the undiscounted cash flows are adjusted by a prepayment rate and then the loss rate is applied and compared to the amortized cost basis of finance receivables to reflect management’s estimate of expected credit losses. The CF model is based on installment sale contract level characteristics of the Company’s finance receivables, such as the contractual payment structure, maturity date, payment frequency for recurring payments, and interest rates, as well as the following assumptions:

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

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover net credit losses expected over the remaining life of the installment sales contracts in the portfolio at the measurement date. At October 31, 2024, the weighted average total contract term was 48.2 months, with 35.9 months remaining. The allowance for credit losses at October 31, 2024, $336.7 million, was 24.72% of the principal balance in finance receivables of $1.5 billion, less deferred APP revenue of $51.0 million and deferred service contract revenue of $55.6 million, less pending APP claims of $5.3 million. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer’s vehicle is totaled, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. At October 31, 2024, anticipated losses did not exceed deferred accident protection plan revenues.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. During the six months ended October 31, 2024, the Company evaluated goodwill and recorded an immaterial impairment of $83,000 due to the closure of an acquired dealership location in the first quarter of fiscal year 2024. The Company also recorded an $8.5 million increase to goodwill due to the acquisition of Texas Auto Center in the first quarter of fiscal year 2025.

Goodwill totaled $22.9 million at October 31, 2024 and $14.4 million at April 30, 2024.

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

Cloud Computing Implementation Costs

The Company enters into cloud computing service contracts to support its sales, inventory management, and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption on the Condensed Consolidated Statement of Operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $19.7 million and $16.7 million as of October 31, 2024 and April 30, 2024, respectively. Accumulated amortization of capitalized implementation costs for these arrangements was $1.1 million for the three months ended October 31, 2024 and $48,000 for the same period in the prior year.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 30.3% and 23.4% for the six months ended October 31, 2024 and October 31, 2023, respectively. Total income tax expense for the six months ended October 31, 2024 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company did not record a discrete income tax benefit for the six months ended October 31, 2024 related to excess tax benefits on share-based compensation. The Company recorded a discrete income tax benefit of approximately $213,000 for the six months ended October 31, 2023.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of October 31, 2024 or April 30, 2024.

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

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved. Revenues from the sale of vehicles sold at wholesale are recognized at the time the proceeds are received. As discussed in Change in Accounting Estimate, beginning in the quarter ended October 31, 2024, revenues from the sale of service contracts are recognized ratably over a nine month term for each 12,000 miles. Service contract revenues are included in sales and the related expenses are included in cost of sales. Accident protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the contract so that revenues are recognized in proportion to the amount of cancellation protection provided. Accident protection plan revenues are included in sales and related losses are included in cost of sales as incurred. Any unearned revenue from ancillary products is charged-off at the time of repossession. Interest income is recognized on all active finance receivables accounts using the simple effective interest method. Active accounts include all accounts except those that have been paid-off or charged-off.

Sales for the three and six months ended October 31, 2024 and 2023 consisted of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
(In thousands)	2024	2023	2024	2023

Sales – used autos	$237,787	$261,335	$489,092	$534,803
Wholesales – third party	9,674	11,787	19,370	22,992
Service contract sales	29,548	17,649	46,620	33,996
Accident protection plan revenue	8,765	9,629	17,940	18,946

Total	$285,774	$300,400	$573,022	$610,737

At October 31, 2024 and 2023, finance receivables more than 90 days past due were approximately $6.3 million and $7.4 million, respectively. Late fee revenues totaled approximately $1.3 million and $2.5 million for the three and six months ended October 31, 2024, respectively. Late fee revenues totaled approximately $1.2 million and $2.4 million for the three and six months ended October 31, 2023, respectively.  Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the six months ended October 31, 2024 that was included in the April 30, 2024 deferred service contract revenue was $22.6 million.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company did not record a discrete income tax benefit for the six months ended October 31, 2024. The Company recorded a discrete income tax benefit of approximately $213,000 for the six months ended October 31, 2023. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry a fixed interest rate of 18.25% for all states except Arkansas (which originate at 16.75%), Illinois (which originate at 19.5% - 21.5%) and acquired dealerships in Tennessee (which originate at up to 23.0%), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 79 months. The Company’s finance receivables are defined as one segment and one class of contracts, which is sub-prime consumer automobile contracts. The level of risks in the Company’s finance receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	October 31, 2024	April 30, 2024

Gross contract amount	$1,889,413	$1,844,392
Less unearned finance charges	(415,619)	(409,004)
Principal balance	1,473,794	1,435,388
Less: estimated insurance receivables for APP claims	(2,485)	(3,026)
Less: allowance for APP claims	(2,651)	(3,171)
Less allowance for credit losses	(336,693)	(331,260)
Finance receivables, net	1,131,965	1,097,931
Loan origination costs	653	660
Finance receivables, net, including loan origination costs	$1,132,618	$1,098,591

Changes in the finance receivables, net are as follows:

	Six Months Ended October 31,
(In thousands)	2024	2023

Balance at beginning of period	$1,097,931	$1,062,760
Finance receivable originations	527,487	580,082
Finance receivable collections	(224,640)	(218,208)
Provision for credit losses	(194,945)	(231,718)
Losses on claims for accident protection plan	(16,797)	(15,173)
Inventory acquired in repossession and accident protection plan claims	(57,071)	(73,217)

Balance at end of period	$1,131,965	$1,104,526

Changes in the finance receivables allowance for credit losses are as follows:

	Six Months Ended October 31,
(In thousands)	2024	2023

Balance at beginning of period	$331,260	$299,608
Provision for credit losses	194,945	231,718
Charge-offs	(250,057)	(255,685)
Recovered collateral	60,545	68,689

Balance at end of period	$336,693	$344,330

Amounts recovered from previously written-off accounts were approximately $1.8 million and $1.4 million for the six months ended October 31, 2024 and 2023, respectively. These amounts are netted against recovered collateral in the table above.

The Company reduced the allowance for credit loss in the second quarter of fiscal year 2025 to 24.72% from 25.00% at July 31, 2024, resulting in a decrease of $3.8 million to the provision. The primary driver of this change was favorable performance in loans originated under the loan origination system and the improvements the new system is driving in the Company’s historical loss rates.

The following table presents the finance receivables that are current and past due as follows:

(Dollars in thousands)	October 31, 2024		April 30, 2024		October 31, 2023
	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$1,188,852	80.66%	$1,125,945	78.44%	$1,121,215	76.62%
3 - 29 days past due	233,486	15.84%	264,491	18.43%	290,123	19.83%
30 - 60 days past due	35,039	2.38%	34,042	2.37%	37,602	2.57%
61 - 90 days past due	10,083	0.68%	6,438	0.45%	7,068	0.48%
> 90 days past due	6,334	0.44%	4,472	0.31%	7,390	0.50%
Total	$1,473,794	100.00%	$1,435,388	100.00%	$1,463,398	100.00%

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

	Six Months Ended October 31,
	2024	2023

Average total collected per active customer per month	$561	$534
Principal collected as a percent of average finance receivables	15.4%	15.2%
Average down-payment percentage	5.2%	4.9%
Average originating contract term (in months)	44.3	44.4

	As of
	October 31, 2024	October 31, 2023
Portfolio weighted average contract term, including modifications (in months)	48.2	47.3

Total dollars collected per active customer for the six months ended October 31, 2024 increased 5.0% year over year and principal collections as a percentage of average finance receivables increased slightly by 20 basis points compared to the prior year. The average originating contract term was close to flat compared to prior year. The portfolio weighted average contract term increased primarily due to the increased average selling price for the six months ended October 31, 2024, up $736 or 3.9%, from the prior year period.

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

The following table presents a summary of finance receivables by credit quality indicator, as of October 31, 2024, segregated by customer score and year of origination.

	As of October 31, 2024

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2025	2024	2023	2022	2021	2021	Total	%
1-2	$30,975	$27,649	$8,152	$1,805	$133	$54	$68,768	4.7%
3-4	$171,128	$206,403	$75,913	$19,301	$1,836	$313	$474,894	32.2%
5-6	$269,257	$369,298	$206,893	$73,766	$9,949	$969	$930,132	63.1%
Total	$471,360	$603,350	$290,958	$94,872	$11,918	$1,336	$1,473,794	100.0%

Charge-offs	$24,742	$137,604	$66,999	$18,381	$1,993	$338	$250,057

The following table presents a summary of finance receivables by credit quality indicator, as of October 31, 2023, segregated by customer score.

	As of October 31, 2023

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2024	2023	2022	2021	2020	2020	Total	%
1-2	$26,044	$23,346	$7,271	$1,127	$150	$13	$57,951	4.0%
3-4	$189,850	$190,995	$64,672	$11,479	$643	$246	$457,885	31.3%
5-6	$317,130	$411,515	$178,564	$37,177	$2,485	$691	$947,562	64.7%
Total	$533,024	$625,856	$250,507	$49,783	$3,278	$950	$1,463,398	100.0%

Charge-offs	$36,228	$153,765	$54,307	$10,301	$791	$293	$255,685

D – Property and Equipment, Net

A summary of property and equipment is as follows:

(In thousands)	October 31, 2024	April 30, 2024

Land	$11,998	$11,998
Buildings and improvements	23,473	23,435
Furniture, fixtures and equipment	22,107	21,752
Leasehold improvements	51,011	50,689
Construction in progress	4,241	2,393
Less accumulated depreciation and amortization	(53,638)	(49,906)

Total	$59,192	$60,361

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	October 31, 2024	April 30, 2024
Cash Overdraft	$2,897	$823
Employee compensation	9,436	10,774
Deferred sales tax (see Note B)	3,640	6,234
Fair value of contingent consideration	6,536	3,193
Accrued interest payable	2,724	2,221
Other	8,392	4,583
Total	$33,625	$27,828

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	October 31, 2024	April 30, 2024
Revolving line of credit	$108,616	$201,743
Debt issuance costs	(1,251)	(924)

Revolving line of credit, net	$107,365	$200,819

Non-recourse notes payable - 2023-1 Issuance	$91,665	$150,190
Non-recourse notes payable - 2023-2 Issuance	141,450	203,189
Non-recourse notes payable - 2024-1 Issuance	127,447	202,916
Non-recourse notes payable - 2024-2 Issuance	300,000	-
Debt issuance costs - non-recourse notes payable	(4,148)	(2,666)
Non-recourse notes payable, net	656,414	553,629

Total debt	$763,779	$754,448

Revolving Line of Credit

On September 16, 2024, the Company entered into Amendment No. 8 to its revolving credit facility agreement (the “Amendment”), which, among other things, reduced the total permitted borrowings from $340 million to $320 million and requires the Company to maintain a minimum amount available to be drawn under the credit facilities of $20 million. If the outstanding principal balance under the line of credit equals or exceeds $300 million, the Company will be required to maintain a minimum availability of $50 million. The Amendment also made certain modifications to the fixed charge coverage ratio covenant and restricts the Company from making future repurchases of its common stock, along with the agreement’s existing restrictions on other distributions to the Company’s shareholders. In addition, the Amendment adds Colonial Underwriting, Inc., an Arkansas corporation, as a new guarantor.

At October 31, 2024, the Company and its subsidiaries have $320.0 million of permitted borrowings under the revolving line of credit. The revolving credit facilities are collateralized by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities with a scheduled maturity date of September 30, 2025. The current applicable interest rate under the credit facilities is SOFR plus 3.50% or for non-SOFR amounts the base rate of 8.00% plus 1% at October 31, 2024 and April 30, 2024. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see Note B).

The Company was in compliance with the covenants at October 31, 2024. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at October 31, 2024, the Company had additional availability of approximately $97.0 million under the revolving credit facilities.

Under the existing terms of the loan and security agreement, as amended, for the revolving credit facility, the facility is scheduled to mature in September 2025. However, discussions are in process for the extension of the revolver, and the Company expects that it will reach agreement on an extension of the credit facility prior to its maturity.

Non-Recourse and Recourse Notes Payable

The Company has issued five separate series of asset-backed non-recourse notes (known as the “2022 Issuance”, “2023-1 Issuance”, “2023-2 Issuance”, “2024-1 Issuance” and “2024-2 Issuance”). All five issuances are collateralized by installment sale contracts directly originated by the Company. Credit enhancement for the non-recourse notes payable consists of overcollateralization, a reserve account funded with an initial amount of not less than 2.0% of the pool balance, excess interest on the auto finance receivables, and in some cases, the subordination of certain payments to noteholders of less senior classes of notes. The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto finance receivables. In December 2023, the Company fully paid off the 2022 Issuance. The debt related to the remaining term securitization transactions accrues interest at fixed rates and has scheduled maturities through January 22, 2030, June 20, 2030, January 21, 2031, and August 20, 2031, respectively, but may be repaid earlier, depending upon collections from the underlying auto finance receivables. The original principal balance and weighted average fixed coupon rate for the four securitizations are as follows:

	Original Principal Balance (in thousands)	Weighted Average Fixed Coupon Rate

2023-1	$400,200	8.68%
2023-2	360,300	8.80%
2024-1	250,000	9.50%
2024-2	300,000	9.51%

On July 12, 2024, the Company’s principal operating subsidiary, America’s Car Mart, Inc., and a newly formed affiliate entered into a loan and security agreement under which the Company’s affiliate borrowed $150 million in funding through an amortizing warehouse loan facility collateralized by installment sale contracts directly originated by the Company’s operating subsidiaries. The Company used the funding from the warehouse loan facility to pay down outstanding amounts borrowed under the Company’s revolving line of credit to fund its finance receivables.  The loan and security agreement provided for additional borrowing availability, subject to the terms and conditions of the agreement, and recourse against the Company with respect to up to 10% of the aggregate amount borrowed under the warehouse facility payable.  Interest on any outstanding balances accrues at a rate of SOFR plus 350 basis points, with a scheduled maturity date of July 12, 2026. In October 2024, the Company used the proceeds from its 2024-2 Issuance to pay down the outstanding balance under the warehouse loan facility. No debt was outstanding under the warehouse loan facility as of October 31, 2024.

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

The estimated fair values, and related carrying amounts, of the financial instruments and other assets included in the Company’s financial statements at October 31, 2024 and April 30, 2024 are as follows:

	October 31, 2024		April 30, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$8,006	$8,006	$5,522	$5,522
Restricted cash	121,678	121,678	88,925	88,925
Inventory - Repossessions	18,061	18,061	18,182	18,182
Finance receivables, net	1,132,618	906,383	1,098,591	882,764
Accounts payable	34,174	34,174	21,379	21,379
Contingent Consideration	6,536	6,536	3,193	3,193
Revolving line of credit, net	107,365	107,365	200,819	200,819
Non-recourse notes payable, net	656,414	669,900	553,629	553,003

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

Weighted average shares outstanding-basic	8,147,971	6,386,208	7,272,364	6,383,956
Dilutive options and restricted stock	144,488	-	151,572	-

Weighted average shares outstanding-diluted	8,292,459	6,386,208	7,423,936	6,383,956

Antidilutive securities not included:
Options	662,667	207,500	598,717	447,500
Restricted stock	28,395	5,033	21,286	5,033

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at October 31, 2024 are the Amended and Restated Stock Option Plan, the Amended and Restated Stock Incentive Plan, and the 2024 Equity Incentive Plan. The 2024 Equity Incentive Plan was approved by the Company’s shareholders and became effective on August 27, 2024. This plan governs all new equity-based awards granted on or after its effective date. The 2024 Equity Incentive Plan includes a reserve of 500,000 shares authorized for issuance of awards under the plan. At October 31, 2024, a total of 449,085 shares remained available for future awards under the 2024 Equity Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $2.7 million ($1.9 million after tax effects) and $1.7 million ($1.3 million after tax effects) for the six months ended October 31, 2024 and 2023, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

Stock Option Awards

The Company has options outstanding under the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Stock Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. On August 29, 2018, August 26, 2020, and August 30, 2022, the shareholders of the Company approved amendments to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000, 200,000, and 185,000 shares, respectively. At October 31, 2024, a total of 408,734 shares of common stock are reserved for issuance of outstanding stock options under the Restated Option plan. Options outstanding under the Restated Option Plan expire in the calendar years 2025 through 2034. As of October 31, 2024, there were 285,433 unvested options under the Company’s Restated Option Plan. No further awards may be granted under the Restated Option Plan.

The 2024 Equity Incentive Plan, which replaced the Restated Option Plan, provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. As of October 31, 2024, no stock options had been issued under the 2024 Equity Incentive Plan.

	Restated Option Plan	2024 Equity Incentive Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	May 9, 2034	N/A
Shares available for grant at October 31, 2024	-	449,085

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

There were 22,281 and 35,000 options granted during the six months ended October 31, 2024 and 2023 under the Restated Option Plan, respectively. The grant-date fair value of options granted during the six months ended October 31, 2024 and 2023 was $350,000 and $1.5 million, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $558,000 ($389,000 after tax effects) and $947,000 ($727,000 after tax effects) for the six months ended October 31, 2024 and 2023, respectively. As of October 31, 2024, the Company had approximately $1.5 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 1.7 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Six Months Ended October 31,
(Dollars in thousands)	2024	2023

Options exercised	-	30,000
Cash received from option exercises	$-	$-
Intrinsic value of options exercised	$-	$1,036

There were no options exercised through net settlements during the six months ended October 31, 2024. During the six months ended October 31, 2023, there were 30,000 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 23,507 shares to satisfy the exercise price and applicable withholding taxes to acquire 6,493 shares.

The aggregate intrinsic value of outstanding options at October 31, 2024 and 2023 was $270,000 and $4.1 million, respectively. As of October 31, 2024, there were 408,734 vested and exercisable stock options outstanding with an aggregate intrinsic value of $270,000, a weighted average remaining contractual life of 4.7 years, and a weighted average exercise price of $77.74.

Restricted Stock Awards

On August 5, 2015, the shareholders of the Company approved the Amended and Restated Stock Incentive Plan (the “Restated Incentive Plan”), which extended the term of the Company’s Stock Incentive Plan to June 10, 2025. On August 29, 2018, the shareholders of the Company approved an amendment to the Restated Stock Incentive Plan that increased the number of shares of common stock that may be issued under the Restated Incentive Plan by 100,000 shares to 450,000 shares. The 2024 Equity Incentive Plan replaced the Restated Incentive Plan. As of August 27, 2024, no further awards may be granted under the Restated Incentive Plan. For shares issued under the Restated Incentive Plan and the 2024 Equity Incentive Plan, the associated compensation expense is generally recognized equally over the vesting periods established at the award date and is subject to the employee’s continued employment by the Company.

There were 67,279 restricted shares granted during the six months ended October 31, 2024 and 5,033 restricted shares granted during the six months ended October 31, 2023. An aggregate of 248,003 unvested restricted shares were outstanding under these incentive plans as of October 31, 2024, with a weighted average grant date fair value of $61.76.

As of October 31, 2024, the Company had approximately $5.6 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan and 2024 Equity Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 2.4 years. The Company recorded compensation cost of approximately $2.2 million ($1.5 million after tax effects) and $767,000 ($589,000 after tax effects) related to the 2024 Equity Incentive Plan and Restated Incentive Plan during the six months ended October 31, 2024 and 2023, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2024 or during the first six months of fiscal 2025.

J – Common Stock

On September 20, 2024, the Company completed an underwritten public offering of 1,700,000 shares of its common stock, par value $0.01 per share, at a public offering price of $43.00. Net proceeds from the offering were $68.2 million after deducting underwriting discounts, commissions and offering expenses. Under the terms of the Underwriting Agreement entered into in connection with the offering, the Company granted the underwriter an option (the “Over-allotment Option”), exercisable for 30 days, to purchase up to 255,000 additional shares (the “Option Shares”) at the public offering price, less the underwriting discounts and commissions. On October 22, 2024, the Company completed the sale of 138,272 common stock in connection with the partial exercise by the underwriter of the Over-allotment Option at a public offering price of $43.00 per share. The Company received net proceeds from the offering of the Option Shares of approximately $5.6 million after deducting underwriting discounts and commissions.

As of October 31, 2024, the Company has a total of 8,253,186 shares of its common stock outstanding, compared to 6,394,675 outstanding as of April 30, 2024.

K – Commitments and Contingencies

The Company has entered into operating leases for approximately 87% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $5.2 million and $4.5 million for the six-month periods ended October 31, 2024 and 2023, respectively.

Scheduled amounts and timing of cash flows arising from operating lease payments as of October 31, 2024, discounted at the weighted average interest rate in effect as of October 31, 2024 of approximately 4.9%, are as follows:

Maturity of lease liabilities
2025 (remaining)	$5,163
2026	9,939
2027	9,310
2028	8,636
2029	7,740
Thereafter	$48,650
Total undiscounted operating lease payments	89,438
Less: imputed interest	(20,382)
Present value of operating lease liabilities	$69,056

The Company has two standby letters of credit relating to insurance policies totaling $3.9 million and $2.9 million at October 31, 2024 and 2023, respectively.

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

L – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Six Months Ended October 31,
(In thousands)	2024	2023
Supplemental disclosures:
Interest paid	$35,851	$30,467
Income taxes (credits) paid, net	(2,765)	1,299

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	57,071	69,679
Net settlement option exercises	-	1,646
Right-of-use assets obtained in exchange for operating lease liabilities	384	-
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	7,433	-

M – Acquisitions

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements may include, but are not limited to:

•	operational infrastructure investments;
•	same dealership sales and revenue growth;
•	customer growth and engagement;
•	gross profit margin percentages;
•	gross profit per retail unit sold;
•	business acquisitions;
•	inventory acquisition, reconditioning, transportation and remarketing;
•	technological investments and initiatives;
•	future revenue growth;
•	receivables growth as related to revenue growth;
•	new dealership openings;
•	performance of new or existing dealerships;
•	interest rates;
•	future credit losses;
•	the Company’s collection results, including but not limited to collections during income tax refund periods;
•	future supply, demand and affordability of used vehicles;
•	availability of used vehicle financing;
•	seasonality; and
•	the Company’s business, operating and growth strategies and expectations.

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

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of October 31, 2024, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.

Over the last ten fiscal years, the Company’s revenue growth averaged 11.4%. Revenue for the first six months of fiscal 2025 declined 4.3% compared to the same period of fiscal 2024, primarily due to a 9.3% decrease in retail units sold. The decrease was partially offset by a 3.9% increase in the average retail sales price and a 5.3% increase in interest income. Our dealership volume productivity averaged 30.3 sales per month for the first six months of fiscal 2025, down from 33.4 during the same period last year.

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

Over the last five fiscal years, the Company’s provision for credit losses as a percentage of sales averaged 26.36%, with a pre-pandemic rate of 23.71% in fiscal 2019. During fiscal 2024, credit losses exceeded pre-pandemic levels, partially due to the inflationary pressure on customers and increasing interest rates from federal monetary policy. For the first six months of fiscal 2025, the provision for credit losses as a percentage of sales was 34.0% compared to 37.9% for the same period of fiscal 2024 as provision for credit losses decreased 15.9% with lower sales partially offsetting the improvements. Based on the Company’s current analysis of credit losses, the allowance for credit losses at October 31, 2024 was 24.72% of finance receivables, net of deferred revenue and pending APP claims.

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

The Company’s gross profit dollars per retail unit sold increased by $767, or 11.3%, during the first six months of fiscal 2025 compared to the first six months of fiscal 2024, and gross margin as a percentage of sales for the first six months of fiscal 2025 increased to 37.2% of sales, including a 150 bps benefit from the impact of the service contract accounting change in estimate for revenue recognition, from 34.6% in the prior year period. The increase in gross profit dollars per retail unit sold was primarily related to the impact of the accounting change during the second quarter of fiscal year 2025 in the Company’s estimated revenue recognition period for sales of its vehicle service contracts. The Company’s initiatives around pricing discipline, reduced transportation costs and lower vehicle repair costs also contributed to the increase in gross profit dollars. The Company’s gross margin is based upon the cost of the vehicle purchased, with higher-priced vehicles typically having higher gross margin dollars but lower gross margin percentages. Gross margin is also affected by the percentage of wholesale sales to retail sales, which relates, for the most part, to repossessed vehicles sold at or near cost. The Company plans to continue to focus on managing gross margin dollars in the near term, as demonstrated by the increase during the first six months of fiscal year 2025, as well as continuing to focus on improving wholesale results, cost controls, and operational improvement around the acquisition and disposal of vehicles.

The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement and oversight from the corporate office. Total collections of principal, interest, and late fees for the first six months of fiscal 2025 increased by $12.6 million, or 3.8%, over the prior year period. Principal collections, as a percentage of average finance receivables, increased slightly at 15.4%, compared to 15.2% in the same period in prior year.

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

The Company continues to prioritize investments to improve its products and services and operate more efficiently over time. One of the Company’s largest recent investments has been improving its processes and technology for credit applications and decision-making through a new loan origination system (“LOS”). This online loan application system allows the consumer to apply for credit faster in anticipation of their vehicle purchase, authorize a soft credit pull during the application process, and receive a response via text message on the status of their application, as well as have access to centralized appointment-setting.  At the end of October 2024, the Company had implemented the LOS in 145 of its 154 dealerships, with centralized decision-making on approvals of applications submitted via the online platform. The remaining nine dealerships, which were acquired, are still in their earn-out period or have yet to be integrated. Through the LOS, the Company has tightened its credit approval standards, primarily by requiring a higher down payment and shorter terms from certain customers.

Three months ended October 31, 2024 vs. Three months ended October 31, 2023

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2024	Three Months Ended
	October 31,		vs.	October 31,
	2024	2023	2023	2024	2023
Revenues:
Sales	$285,774	$300,400	(4.9)%	100.0%	100.0%
Interest income	61,495	59,382	3.6	21.5	19.8
Total	347,269	359,782	(3.5)	121.5	119.8

Costs and expenses:
Cost of sales, excluding depreciation shown below	173,215	196,763	(12.0)	60.6	65.5
Selling, general and administrative	47,407	44,863	5.7	16.6	14.9
Provision for credit losses	99,522	135,395	(26.5)	34.8	45.1
Interest expense	18,042	16,582	8.8	6.3	5.5
Depreciation and amortization	1,926	1,696	13.6	0.7	0.6
Loss on disposal of property and equipment	41	74	(44.6)	-	-
Total	340,153	395,373	(14.0)%	119.0	131.6

Pretax income (loss)	$7,116	$(35,591)		2.5%	(11.8)%

Operating Data:
Retail units sold	13,784	15,162
Average dealerships in operation	154	154
Average units sold per dealership per month	29.8	32.8
Average retail sales price	$20,031	$19,035
Gross profit per retail unit sold	$8,166	$6,835
Same store revenue growth	(8.4)%	2.6%

Period End Data:
Dealerships open	154	153
Accounts over 30 days past due	3.5%	3.6%

Revenues decreased by approximately $12.5 million, or 3.5%, for the three months ended October 31, 2024 as compared to the same period in the prior fiscal year. The decrease resulted from a decline in revenue at dealerships that operated a full three months in both the current and prior year quarter ($29.5 million decrease) and by dealerships that were closed during the prior year quarter ($6.2 million decrease), partially offset by revenue growth from dealerships opened or acquired after the prior year quarter ($23.2 million). The decline in revenue was related to a 9.1% decrease in retail units sold, largely reflecting the challenging macroeconomic environment for our customers, partially offset by a 3.6% increase in interest income and a $13.2 million benefit in service contract revenue. The service contract revenue was a result of a performance analysis on the Company’s service contract program resulting in an accounting change in which the Company shortened its estimate for the revenue recognition period to better reflect the actual life of the service contract, which accelerated the Company’s recognition of a portion of its related deferred revenue. . Interest income increased approximately $2.1 million for the three months ended October 31, 2024, as compared to the same period in the prior fiscal year, due to the $8.7 million increase in average finance receivables.

Cost of sales, as a percentage of sales, decreased to 60.6% for the three months ended October 31, 2024 compared to 65.5% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 39.4% for the current year period, including 2.9% from the impact of the service contract accounting change in estimate for revenue recognition, compared to 34.5% for the prior year period. The additional improvement in gross margin outside of the service contract adjustment resulted from better procurement processes and operational efficiencies.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost and includes the price of ancillary products sold with the vehicle, such as the APP and vehicle repair plans. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles the Company sells generally narrows on a percentage basis because the Company must offer affordable prices to its customers. The average retail sales price for the second quarter of fiscal 2025 was $20,031, a $996 increase over the prior year quarter. However, this increase was due to the $13.2 million benefit as a result of the service contract accounting change in estimate for revenue recognition, rather than as a result of purchase cost increases. The Company continues to focus on gross margin improvement through pricing discipline, reduced transportation costs and lower vehicle repair costs.

Selling, general and administrative expenses, as a percentage of sales, were 16.6% for the three months ended October 31, 2024, an increase of 5.7% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased approximately $2.5 million in the second quarter of fiscal 2025 compared to the same period of the prior fiscal year. The Company’s two most recent acquisitions drove $2.1 million of the increase with the remainder related to stock compensation expense increases. The Company continued to have favorable declines in payroll and related costs as a result of prior cost cutting measures.

Provision for credit losses as a percentage of sales was 34.8% for the three months ended October 31, 2024 compared to 45.1% for the prior year period. In overall dollars, the provision for credit losses decreased $35.9 million in the second quarter of fiscal 2025 compared to the same period of the prior fiscal year due to the improved experience of contracts underwritten in the Company’s new loan origination system. On a percentage of sales basis, the decrease in the provision was partially offset by a decrease in sales of $14.6 million compared to the prior year period.

Interest expense as a percentage of sales increased to 6.3% for the three months ended October 31, 2024, compared to 5.5% for the prior year period. In dollar terms, interest expense increased $1.5 million due to increasing interest rates and an increase in the average borrowings of approximately $13.3 million during the three-month period ended October 31, 2024.

Six months ended October 31, 2024 vs. Six months ended October 31, 2023

Consolidated Operations

(Operating Statement Dollars in Thousands)

				% Change	As a % of Sales
	Six Months Ended			2024	Six Months Ended
	October 31,			vs.	October 31,
	2024		2023	2023	2024	2023

Revenues:
Sales	$573,022		$610,737	(6.2)%	100.0%	100.0%
Interest income	122,010		115,838	5.3	21.3	19.0
Total	695,032		726,575	(4.3)	121.3	119.0

Costs and expenses:
Cost of sales, excluding depreciation shown below	359,785		399,410	(9.9)	62.8	65.4
Selling, general and administrative	94,118		91,333	3.0	16.4	15.0
Provision for credit losses	194,945		231,718	(15.9)	34.0	37.9
Interest expense	36,354		30,856	17.8	6.3	5.1
Depreciation and amortization	3,810		3,389	12.4	0.7	0.6
Loss (gain) on disposal of property and equipment	87		240	(63.8)	-	-
Total	689,099		756,946	(9.0)%	120.2	124.0

Pretax loss	$5,933		$(30,371)		1.0%	(5.0)%

Operating Data:
Retail units sold	28,175		31,074
Average stores in operation	155		155
Average units sold per store per month	30.3		33.4
Average retail sales price	$19,650		$18,914
Gross profit per retail unit	$7,568		$6,801
Same store revenue change	(8.2%	)	5.4%

Period End Data:
Stores open	154		153
Accounts over 30 days past due	3.5%		3.6%

Revenues decreased by approximately $31.5 million, or 4.3%, for the six months ended October 31, 2024 as compared to the same period in the prior fiscal year. The decrease resulted from a decline in revenue at dealerships that operated a full six months in both the current and prior year quarter ($58.5 million decrease) and by dealerships that were closed during the prior year six-month period ($12.1 million decrease); partially offset by revenue growth from dealerships opened or acquired after the prior year six-months ($39.1 million). Revenue decline was primarily related to a 9.3% decrease in retail units sold, partially offset by a 21.3% increase in interest income and a 3.9% increase in the average retail sales price. Interest income increased approximately $6.2 million for the six months ended October 31, 2024, as compared to the same period in the prior fiscal year, due to the $27.5 million increase in average finance receivables.

Cost of sales, as a percentage of sales, decreased to 62.8% for the six months ended October 31, 2024 compared to 65.4% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 37.2% for the current year period, including 1.5% from the impact of the service contract accounting change in estimate for revenue recognition, compared to 34.6% for the prior year period. The primary driver of this cost of sales decrease was the Company’s continued focus on inventory efficiencies in procurement, remarketing, and repairs. The average retail sales price for the six months ended October 31, 2024 was $19,650, an increase of $736 or 3.9% over the prior year period. However, this increase was primarily due to the $13.2 million benefit in the second quarter of fiscal year 2025 as a result of the service contract accounting change in estimate for revenue recognition, rather than as a result of purchase cost increases.

Selling, general and administrative expenses, as a percentage of sales, were 16.4% for the six months ended October 31, 2024, an increase of 3.0% from the same period of the prior fiscal year. In dollar terms, overall selling, general and administrative expenses increased approximately $2.8 million in the six months ended October 31, 2024, compared to the same period of the prior fiscal year. The Company has made increasing investments in several areas including senior management, inventory procurement and management, customer experience and digital efforts. Increased collections costs due primarily to the higher frequency of repossessions, the addition of new dealerships through acquisitions since last year and the continuing impact of general inflation contributed to the remaining increase. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to support a growing customer base with a high level of support for its customers.

Provision for credit losses as a percentage of sales was 34.0% for the six months ended October 31, 2024 compared to 37.9% for the six months ended October 31, 2023. Net charge-offs as a percentage of average finance receivables were 13.0% for the six months ended October 31, 2024 and 13.1% for the prior year period. The decrease in the provision is largely attributable to improvements in the frequency of losses, partially offset by a small increase in the severity of loss. The allowance for credit losses as a percentage of finance receivables, net of deferred revenue and pending accident protection plan claims was 24.72% at October 31, 2024 compared to 26.04% at October 31, 2023 and 25.00% at July 31, 2024. The Company decreased the allowance for credit losses rate from 25.00% to 24.72%, sequentially, resulting in a $3.8 million change to the provision for credit losses.

Interest expense as a percentage of sales increased to 6.3% for the six months ended October 31, 2024, compared to 5.1% for the prior year period. In dollar terms, interest expense increased $5.5 million due to increasing interest rates and an increase in the average borrowings of approximately $52.5 million during the six-month period ended October 31, 2024. Approximately 60% of the increase in interest expense was related to the increase in rates over the same period of the prior fiscal year.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	October 31, 2024	April 30, 2024
Assets:
Finance receivables, net	$1,132,618	$1,098,591
Inventory	122,102	107,470
Income tax receivable, net	-	2,958
Property and equipment, net	59,192	60,361

Liabilities:
Accounts payable and accrued liabilities	67,799	49,207
Deferred revenue	106,601	120,781
Income tax payable, net	1,563	-
Deferred tax liabilities, net	12,313	17,808
Notes payable, net	656,414	553,629
Revolving line of credit, net	107,365	200,819

Finance receivables, net, have increased 3.1% and 2.5% since April 30, 2024 and October 31, 2023, respectively, while revenues decreased 4.3% for the six months ended October 31, 2024 compared to the same period in the prior fiscal year. The Company currently anticipates that the growth in finance receivables will generally be slightly higher than overall revenue growth on an annual basis due to overall term length increases in our installment sale contracts, partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses.

During the first six months of fiscal 2025, inventory increased by $14.6 million compared to inventory at April 30, 2024, primarily due to the most recent acquisition which added $5.0 million to the inventory balance. Annualized inventory turns decreased for the current year quarter at 6.0 versus the prior year’s second quarter at 7.1. The Company strives to improve the quality of the inventory and maintain adequate turns while maintaining inventory levels to ensure an adequate supply of vehicles in volume and mix, and to meet sales demand.

Property and equipment, net, decreased by $1.2 million at October 31, 2024 as compared to property and equipment, net, at April 30, 2024. The Company incurred $2.3 million in expenditures during the first six months of fiscal 2025 primarily related to remodeling existing locations in order to support growth. The Company incurred $3.8 million in depreciation and amortization expense during the first six months of fiscal 2025.

Accounts payable and accrued liabilities increased by $18.6 million during the first six months of fiscal 2025 as compared to accounts payable and accrued liabilities at April 30, 2024, related primarily to invoice management, vendor efficiencies and the timing of cash overdrafts for outstanding deposits at the end of the month.

The Company had $1.6 million of income taxes payable, net at October 31, 2024 compared to $3.0 million of income taxes receivable, net at April 30, 2024. The change from income taxes receivable at April 30, 2024 to income taxes payable at October 31, 2024 was primarily due to a reduction in the credit loss provision and in increase in revenue recognized for the ancillary products due to a change in estimate during the second quarter of fiscal 2025.

Deferred revenue decreased $14.2 million at October 31, 2024 as compared to April 30, 2024, primarily resulting from the $13.2 million benefit in service contract revenue which was a result of the service contract accounting change in the Company’s estimate for the applicable revenue recognition period.

Deferred income tax liabilities, net, decreased approximately $5.5 million at October 31, 2024 as compared to April 30, 2024, primarily due to a net operating loss carryforward for the six months ended October 31, 2024.

The Company had $656.4 million and $553.6 million of notes payable outstanding related to asset-backed term funding transactions as of October 31, 2024 and April 30, 2024, respectively. These non-recourse notes issued by the Company accrue interest at fixed rates with a weighted average rate of 9.1% as of October 31, 2024. . The Company completed its most recent issuance of asset-backed term funding on October 9, 2024, and used the proceeds of the issuance to pay down existing debt, including the $150 million balance borrowed under the Company’s warehouse loan facility. Prior to the repayment of the warehouse loan facility, the funds borrowed under the facility accrued interest at a rate equal to the term SOFR plus 350 basis points. See Note F for further details on the non-recourse notes payable, warehouse loan facility and the revolving line of credit.

On September 20, 2024, the Company completed an underwritten public offering of 1,700,000 shares of common stock at a price per share of $43.00. The net proceeds of the public offering were approximately $68.2 million after deducting the underwriting discount and offering costs of approximately $4.9 million. Under the terms of the Underwriting Agreement entered into in connection with the offering, on October 22, 2024, the Company completed the sale of an additional 138,272 common stock at a price of $43.00 per share, in connection with a partial exercise by the underwriter of an option (the “Over-Allotment Option”) granted in the Underwriting Agreement for the underwriters to purchase up to 255,000 additional shares at the public offering price to cover over-allotments. The net proceeds to the Company of the underwriter’s partial exercise of the Over-Allotment Option were approximately $5.6 million after deducting the underwriting discount and offering costs of approximately $346,000. The Company used the net proceeds from this offering to pay down a portion of the Company’s revolving line of credit.

Borrowings on the Company’s revolving credit facilities fluctuate based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) funds available from asset-backed securitization offerings, warehouse facilities and/or other capital financing sources, (iv) income taxes, and (v) capital expenditures. Historically, income from operations, as well as borrowings on the revolving credit facilities and securitized debt, have funded the Company’s finance receivables growth and capital asset purchases and, as applicable, common stock repurchases  The overall increase in total borrowings during the first six months of fiscal 2025 was made to support an increase in finance receivables, with longer terms, and a growing customer base.  During the first six months of fiscal 2025, the Company funded finance receivables growth of $34.0 million, increased inventory by $14.6 million, invested $13.5 million in dealership acquisitions, and reduced fixed assets by $1.2 million, with income from operations, increased total debt of $9.3 million, and the use of $25.9 million in cash available at April 30, 2024. The proceeds from the Company’s common stock offering during the second quarter substantially offset the increase in total debt for the first six months of 2025.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended October 31,
	2024	2023
Operating activities:
Net income (loss)	$4,135	$(23,277)
Provision for credit losses	194,945	231,718
Losses on claims for accident protection plan	16,797	15,173
Depreciation and amortization	3,810	3,389
Stock based compensation	5,243	1,739
Finance receivable originations	(527,487)	(580,082)
Finance receivable collections	224,640	218,208
Inventory	48,141	65,123
Accounts payable and accrued liabilities	10,047	(4,317)
Deferred accident protection plan revenue	(880)	1,306
Deferred service contract revenue	(13,300)	4,042
Income taxes, net	4,521	5,644
Deferred income taxes	(5,495)	(14,249)
Accrued interest on finance receivables	(666)	(1,248)
Other	(1,657)	701
Total	(37,206)	(76,130)

Investing activities:
Acquisition	(7,527)	-
Purchase of property and equipment	(2,338)	(2,149)
Other	24	561
Total	(9,841)	(1,588)

Financing activities:
Revolving credit facilities, net	(93,127)	(2,153)
Notes payable, net	104,267	109,405
Change in cash overdrafts	2 ,074	1,416
Debt issuance costs	(4,467)	(4,091)
Purchase of common stock	(412)	(68)
Dividend payments	(20)	(20)
Exercise of stock options and issuance of common stock	73,969	(312)
Total	82,284	104,177

Increase in cash	$35,237	$26,459

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

Cash flows used in operating activities for the six months ended October 31, 2024 compared to the same period in the prior fiscal year decreased primarily as a result of a decrease in finance receivable originations, an increase in finance receivable collections, and an increase in accounts payable and accrued liabilities. Finance receivables, net, increased by $34.0 million from April 30, 2024 to October 31, 2024.

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

The Company’s business model relies on leasing the majority of the properties where its dealerships are located. As of October 31, 2024, the Company leased approximately 87% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s principal sources of liquidity include income from operations, proceeds from non-recourse notes payable issued under asset-back securitization transactions, warehouse facilities, borrowings under its revolving credit facilities, and other potential debt or equity financing sources. At October 31, 2024, the Company had approximately $8.0 million of cash on hand and approximately an additional $97.0 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements). The revolving credit facility has a scheduled maturity date of September 30, 2025, with total permitted borrowings of $320 million at October 31, 2024. In July 2024, the Company entered into Amendment No. 7 to its revolving credit agreement to allow for, among other things, the entry into an amortizing warehouse agreement and to amend the fixed charge coverage ratio under the credit agreement. On September 16, 2024, the Company entered into Amendment No. 8 to its revolving credit agreement that, among other things, reduces the total permitted borrowings under the revolving line of credit by $20 million to $320 million. Under the amendment, the Company is required to maintain a minimum amount available to be drawn under the credit facilities, based on eligible finance receivables and inventory, of $20 million. If the outstanding principal balance under the line of credit equals or exceeds $300 million, the Company will be required to maintain a minimum availability of $50 million. The amendment also required the Company to use the net proceeds of any junior capital raise of $50 million or more to pay down the then outstanding principal balance of the line of credit. The Company used the $73.8 million in aggregate net proceeds from its underwritten public common stock offering completed during the second quarter of fiscal year 2025 to pay down a portion of the outstanding balance of the line of credit. The amendment also made certain modifications to the fixed charge coverage ratio covenant under the credit agreement and restricts the Company from making future repurchases of its common stock, along with the agreement’s existing restrictions on other distributions to the Company’s shareholders. Thus, the Company is limited in its ability to pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.

In July 2024, the Company entered into a $150 million amortizing warehouse agreement backed by a portion of its finance receivables.  The warehouse facility accrued interest at a rate of SOFR plus 350 basis points, with payments of principal and interest due monthly and a scheduled maturity date of July 12, 2026. The Company primarily used the funds from the warehouse facility to pay down the current revolving loan balance. On September 16, 2024, the Company entered into an amendment to the warehouse agreement that amends the fixed charge coverage ratio covenant consistent with Amendment No. 8 to the revolving credit agreement and modifies certain other financial covenants under the warehouse agreement. In October 2024, the Company used the proceeds from its most recent asset-back term securitization funding to pay down the outstanding balance under the warehouse loan facility. No debt was outstanding under the warehouse loan facility as of October 31, 2024.

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

Off-Balance Sheet Arrangements

The Company has two standby letters of credit relating to insurance policies totaling $3.9 million at October 31, 2024.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of October 31, 2024.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At October 31, 2024, the weighted average contract term was 48.2 months with 35.9 months remaining. The allowance for credit losses at October 31, 2024 of $336.7 million, was 27.42% of the principal balance in finance receivables of $1.5 billion, less unearned accident protection plan revenue of $51.0 million and unearned service contract revenue of $55.6 million, less APP claims of $5.3 million.

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

Interest rate risk.  The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had an outstanding balance on its revolving line of credit of $107.4 million at October 31, 2024. The impact of a 1% increase in interest rates would result in increased annual interest expense of approximately $10.7 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed annual interest rate based on the Company’s contract interest rate as of the origination date of the installment sales contract, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates. During the third quarter of fiscal 2024, the Company increased the interest rate by 0.25%. The Company’s finance receivables now carry a fixed annual interest rate of 18.25% (up from 18.0%) for all states, except Arkansas at 16.75% (which is subject to a usury cap of 17.0%), Illinois (remains at 19.5% – 21.5%), and acquired dealerships in Tennessee (which originate at up to 23.0%). The interest rate on the Company’s revolving credit facilities is generally SOFR plus 3.50%, or for non-SOFR amounts the base rate of 8.00% plus 1% at October 31, 2024.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ending October 31, 2024 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Form 10-K for the fiscal year ended April 30, 2024.

The coming maturity of the Company’s revolving line of credit in September 2025 could adversely affect our business.

The Company currently maintains a revolving line of credit with a group of lenders that permits the Company to borrow up to an aggregate of $320 million, which the Company has historically used to finance a portion of its finance receivables growth. Under the existing terms of the loan and security agreement, as amended, for the revolving credit facility, the facility is scheduled to mature in September 2025. The Company has initiated discussions with the lending group to begin the process for the extension of the revolver, and the Company expects that it will reach agreement on an extension given the Company’s strong relationship with the lending group and the history of prior extensions of the credit facility. However, if the Company is unable to secure an extension of the revolving line of credit prior to its maturity date on terms that are acceptable to the Company, or at all, this could materially and adversely affect our ability to achieve our planned growth and operating results. Our ability to extend the revolver will depend upon market conditions, our financial condition and the willingness of financing sources to make capital available to us at acceptable rates and terms. The inability to extend the revolving line of credit at acceptable rates and terms could restrict or limit our ability to achieve our growth objectives, which could adversely affect our financial condition and results of operations and would require us to rely on other sources of financing, such as additional asset-backed term securitizations, warehouse loan agreements or a new revolving line of credit with other lenders. We cannot assure that we would be able to secure such other sources of financing at acceptable rates and terms to the Company or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase shares of its common stock under its common stock repurchase program. On December 14, 2020, the Board of Directors authorized the repurchase of up to an additional one million shares along with the balance remaining under its previous authorization approved and announced on November 16, 2017. No shares were repurchased under the Company’s stock repurchase program during the second quarter of fiscal year 2025.

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

The Company is also currently restricted from paying dividends or making other distributions to its shareholders, including repurchasing shares of its common stock, without the consent of its lender under the Company’s revolving credit agreement. Please see “Liquidity and Capital Resources” under Item 2 of Part I for more information regarding this limitation.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended October 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Amendment No. 8 to Third Amended and Restated Loan and Security Agreement and Joinder dated September 16, 2024 (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2024).

10.2	Offer Letter, dated as of September 19, 2024, between America’s Car-Mart, Inc., an Arkansas corporation, and Jamie Fischer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).

10.3	Purchase Agreement, dated October 9, 2024, by and between Colonial Auto Finance, Inc. and ACM Funding, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2024).

10.4	Sale and Servicing Agreement, dated October 9, 2024, by and among ACM Auto Trust 2024-02, ACM Funding, LLC, America’s Car-Mart, Inc., Deutsche Bank National Trust Company, as Indenture Trustee, Calculation Agent and Paying Agent, and Systems & Services Technologies, Inc. as Backup Servicer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2024).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

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

Dated: December 9, 2024