Form 10-Q
period 2025-01-31
AMERICAS CARMART INC
filed 2025-03-10
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 6, 2025
Common stock, par value $.01 per share	8,261,869

AMERICA’S CAR-MART, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
January 31, 2025 and April 30, 2024

(Dollars in thousands except share and per share amounts)	January 31, 2025	April 30, 2024
Assets:	(Unaudited)
Cash and cash equivalents	$8,532	$5,522
Restricted cash	117,826	88,925
Accrued interest on finance receivables	7,056	6,907
Finance receivables, net	1,146,212	1,098,591
Inventory	143,933	107,470
Income tax receivable, net	-	2,958
Prepaid expenses and other assets	38,191	31,276
Right-of-use asset	64,475	61,185
Goodwill	22,822	14,449
Property and equipment, net	58,052	60,361
Total assets	$1,607,099	$1,477,644

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$32,747	$21,379
Deferred accident protection plan revenue	50,374	51,836
Deferred service contract revenue	57,127	68,945
Accrued liabilities	35,521	27,828
Income tax payable, net	526	-
Deferred income tax liabilities, net	9,462	17,808
Lease liability	67,667	64,250
Notes payable, net	722,245	553,629
Revolving line of credit, net	73,119	200,819
Total liabilities	1,048,788	1,006,494

Commitments and contingencies (Note K)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 15,599,303 and 13,727,013 issued at January 31, 2025 and April 30, 2024, respectively, of which 8,256,765 and 6,394,675 were outstanding at January 31, 2025 and April 30, 2024, respectively	156	137
Additional paid-in capital	194,237	113,930
Retained earnings	661,636	654,369
Less: Treasury stock, at cost, 7,342,538 and 7,332,338 shares at January 31, 2025 and April 30, 2024, respectively	(298,218)	(297,786)
Total stockholders' equity	557,811	470,650
Non-controlling interest	100	100
Total equity	557,911	470,750

Total Liabilities, Mezzanine Equity and Equity	$1,607,099	$1,477,644
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)	America’s Car-Mart, Inc.
Three and Nine Months Ended January 31, 2025 and 2024

(Dollars in thousands except share and per share amounts)	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Revenues:	(Unaudited)		(Unaudited)
Sales	$263,484	$240,401	$836,506	$854,170
Interest and other income	62,242	59,213	184,252	175,051

Total revenues	325,726	299,614	1,020,758	1,029,221

Costs and expenses:
Cost of sales	169,374	158,250	529,159	560,692
Selling, general and administrative	46,460	43,562	140,578	134,895
Provision for credit losses	86,652	89,582	281,597	321,300
Interest expense	16,923	16,731	53,277	47,587
Depreciation and amortization	1,890	1,712	5,700	5,101
Loss on disposal of property and equipment	37	119	124	359
Total costs and expenses	321,336	309,956	1,010,435	1,069,934

Income (loss) before taxes	4,390	(10,342)	10,323	(40,713)

Provision (benefit) for income taxes	1,228	(1,800)	3,026	(8,894)

Net income (loss)	$3,162	$(8,542)	$7,297	$(31,819)

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(30)	(30)

Net income (loss) attributable to common stockholders	$3,152	$(8,552)	$7,267	$(31,849)

Earnings (loss) per share:
Basic	$0.38	$(1.34)	$0.96	$(4.99)
Diluted	$0.37	$(1.34)	$0.94	$(4.99)

Weighted average number of shares used in calculation:
Basic	8,256,681	6,393,080	7,600,470	6,386,997
Diluted	8,413,088	6,393,080	7,753,654	6,386,997
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)	America’s Car-Mart, Inc.
Nine Months Ended January 31, 2025 and 2024

(In thousands)	Nine Months Ended January 31,
	2025	2024
	(Unaudited)
Operating Activities:
Net income (loss)	$7,297	$(31,819)
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	281,597	321,300
Losses on claims for accident protection plan	25,013	24,480
Depreciation and amortization	5,700	5,101
Amortization of debt issuance costs	4,070	3,988
Loss on disposal of property and equipment	4	359
Impairment of goodwill	120	212
Stock based compensation	3,785	2,882
Deferred income taxes	(8,346)	(18,967)
Excess tax benefit from share based compensation	-	213
Change in operating assets and liabilities:
Finance receivable originations	(779,013)	(794,477)
Loan origination costs	16	39
Finance receivable collections	338,736	324,703
Accrued interest on finance receivables	(149)	(1,255)
Inventory	53,330	103,451
Prepaid expenses and other assets	(6,411)	(3,734)
Accounts payable and accrued liabilities	16,065	(5,824)
Deferred accident protection plan revenue	(1,462)	(1,926)
Deferred service contract revenue	(11,818)	(130)
Income taxes, net	3,484	8,232
Net cash used in operating activities	(67,982)	(63,172)

Investing Activities:
Purchase of investments	(7,527)	(4,815)
Purchase of property and equipment	(3,089)	(4,864)
Proceeds from sale of property and equipment	24	350
Net cash used in investing activities	(10,592)	(9,329)

Financing Activities:
Exercise of stock options	-	(455)
Issuance of common stock	74,041	218
Purchase of common stock	(432)	(336)
Dividend payments	(30)	(30)
Change in cash overdrafts	58	2,183
Debt issuance costs	(6,963)	(5,892)
Issuances of notes payable	649,889	610,340
Payments on notes payable	(479,326)	(394,450)
Proceeds from revolving line of credit	459,697	406,844
Payments on revolving line of credit	(586,449)	(519,366)
Net cash provided by financing activities	110,485	99,056

Increase in cash, cash equivalents, and restricted cash	31,911	26,555
Cash, cash equivalents, and restricted cash beginning of period	94,447	68,034

Cash, cash equivalents, and restricted cash end of period	$126,358	$94,589
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.
Three and Nine Months Ended January 31, 2025

(In thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
	Shares	Amount

Balance at April 30, 2024	13,727,013	$137	$113,930	$654,369	$(297,786)	$100	$470,750

Issuance of common stock	2,491	-	76	-	-	-	76
Purchase of treasury shares	-	-	-	-	(24)	-	(24)
Stock based compensation	-	-	1,325	-	-	-	1,325
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net loss	-	-	-	(964)	-	-	(964)
Balance at July 31, 2024 (Unaudited)	13,729,504	$137	$115,331	$653,395	$(297,810)	$100	$471,153

Issuance of common stock, net of issuance costs	1,865,769	19	73,874	-	-	-	73,893
Purchase of treasury shares	-	-	-	-	(388)	-	(388)
Stock issued related to acquisitions	-	-	2,500	-	-	-	2,500
Stock based compensation	-	-	1,418	-	-	-	1,418
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	5,099	-	-	5,099
Balance at October 31, 2024 (Unaudited)	15,595,273	$156	$193,123	$658,484	$(298,198)	$100	$553,665

Issuance of common stock	4,030	-	72	-	-	-	72
Purchase of treasury shares	-	-	-	-	(20)	-	(20)
Stock based compensation	-	-	1,042	-	-	-	1,042
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	3,162	-	-	3,162
Balance at January 31, 2025 (Unaudited)	15,599,303	$156	$194,237	$661,636	$(298,218)	$100	$557,911
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.
Three and Nine Months Ended January 31, 2024

(In thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
	Shares	Amount

Balance at April 30, 2023	13,701,468	$137	$109,929	$685,802	$(297,421)	$100	$498,547

Issuance of common stock	2,921	-	78	-	-	-	78
Stock options exercised	6,493	-	(455)	-	-	-	(455)
Purchase of treasury shares	-	-	-	-	(68)	-	(68)
Stock based compensation	-	-	2,451	-	-	-	2,451
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	4,186	-	-	4,186
Balance at July 31, 2023 (Unaudited)	13,710,882	$137	$112,003	$689,978	$(297,489)	$100	$504,729

Issuance of common stock	849	-	65	-	-	-	65
Stock based compensation	-	-	(712)	-	-	-	(712)
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net loss	-	-	-	(27,463)	-	-	(27,463)
Balance at October 31, 2023 (Unaudited)	13,711,731	$137	$111,356	$662,505	$(297,489)	$100	$476,609

Issuance of common stock	11,207	-	75	-	-	-	75
Purchase of treasury shares	-	-	-	-	(268)	-	(268)
Stock based compensation	-	-	1,143	-	-	-	1,143
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net loss	-	-	-	(8,542)	-	-	(8,542)
Balance at January 31, 2024 (Unaudited)	13,722,938	$137	$112,574	$653,953	$(297,757)	$100	$469,007
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.
A – Organization and Business
America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of January 31, 2025, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.
B – Summary of Significant Accounting Policies
General
The accompanying condensed consolidated balance sheet as of April 30, 2024, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of January 31, 2025 and 2024, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2025 are not necessarily indicative of the results that may be expected for the year ending April 30, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2024.
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
Reclassifications
Accident protection plan (“APP”) reserves in the amount of approximately $11.7 million for the three months ended July 31, 2023 and wholesales sales of $3.0 million for the nine months ended January 31, 2024 in the prior year financial statements were reclassified to conform with the current year presentation. APP reserves of $5.8 million were reclassed out of accrued liabilities to reserve against finance receivables and $5.9 million of estimated APP insurance receivables were reclassed out of finance receivables to prepaid expenses and other assets for the three months ended July 31, 2023. $3.0 million of wholesales sales were reclassed out of wholesales – third party sales to cost of goods sold for the nine months ended January 31, 2024. The reclassification had no effect on the prior year net income or shareholder’s equity.

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
Change in Accounting Estimate
During the second quarter of fiscal year 2025, the Company refined its accounting estimate with respect to its service contracts. The Company previously recognized deferred service contract revenue over the term associated with the service contract. The service contract is completed once a customer has (a) incurred the designated mileage or (b) the contract has surpassed the designated years. Management performed an analysis to determine when its performance obligations were being met and determined that its customers are reaching the mileage limit prior to reaching the maximum time duration of the service contracts. As such, management determined that service contract revenue should be recognized over a nine-month term for each 12,000 miles, which effectively resulted in a 25% acceleration of the timing of revenue recognition prospectively. The impact to revenue recognized for service contracts was $13.2 million, $7.1 million net of tax in the second quarter of fiscal year 2025, or $0.91 increase to diluted earnings per share ($0.93 increase to basic earnings per share) for the nine months ended January 31, 2025.
Concentration of Risk
The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 28% of current period revenues resulting from sales to Arkansas customers.
As of January 31, 2025, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by limiting the amount it invests in one institution.
Restrictions on Distributions / Dividends
The Company’s revolving credit facilities generally restrict distributions by the Company to its shareholders. On September 16, 2024, the Company entered into an amendment to its revolving credit facilities that, among other things, restricts the Company from future repurchases of the Company’s stock. See Note F for additional information on this amendment to the revolving credit facilities. As of January 31, 2025, the Company may not repurchase shares of the Company’s stock (other than receiving shares surrendered to pay the exercise price or tax withholding in connection with equity-based awards issued under the Company’s equity incentive plans), pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.
Cash Equivalents
The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.
Restricted Cash
Restricted cash is related to the financing and securitization transactions discussed below and is held by the securitization trusts.
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
Restricted cash consisted of the following at January 31, 2025 and April 30, 2024:

(In thousands)	January 31, 2025	April 30, 2024

Restricted cash from collections on auto finance receivables for non-recourse notes payable	$51,699	$43,956
Restricted cash on deposit in reserve accounts for non-recourse notes payable	66,127	44,969

Restricted Cash	$117,826	$88,925
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
The Company recognizes transfers of auto finance receivables into the term securitization trust as secured borrowings, recording the auto finance receivables and the related non-recourse notes payable on our consolidated balance sheet. These auto finance receivables can only be used as collateral to settle obligations of the related non-recourse notes payable until the issued notes are repaid in full. The term securitization investors have no recourse to the Company’s assets beyond the related auto finance receivables, the amounts on deposit in the reserve account, and the cash from collections on auto finance receivables.
The Company’s principal operating subsidiary and a newly formed affiliate also entered into a loan and security agreement in the first quarter of fiscal 2025 under which the Company’s affiliate borrowed $150 million through an amortizing warehouse loan facility collateralized by certain additional auto finance receivables originated by the Company’s operating subsidiaries. Under the loan and security agreement, the warehouse lender had recourse against the Company for up to 10% of the aggregate amount borrowed under the facility. The Company paid off the warehouse facility in October 2024. No debt was outstanding under the warehouse loan facility as of January 31, 2025. See Notes C and F for additional information on auto finance receivables, non-recourse notes payable and warehouse loan facility.
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
Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses
The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry a weighted average interest rate of approximately 17.5% using the simple effective interest method including any deferred fees. The Company originates contracts at interest rates ranging from 12.99% up to 23.0% based on the credit score of the customer. Contract origination costs are not significant. The installment sale contracts are structured to have variable payments whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges to be collected represent the balance of interest receivable to be earned over the remaining term of the related installment contract, and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. Total earned finance charges were $7.1 million and $6.9 million at January 31, 2025 and April 30, 2024, respectively, on the Consolidated Balance Sheets.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday, with approximately 78% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. On January 31, 2025, 3.7% of the Company’s finance receivable balances were 30 days or more past due, compared to 3.1% at April 30, 2024.
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
The quantitative portion of the Company’s allowance for credit losses is measured using an undiscounted cash flow (“CF”) model whereby the undiscounted cash flows are adjusted by a prepayment rate and then the loss rate is applied and compared to the amortized cost basis of finance receivables to reflect management’s estimate of expected credit losses. The CF model is based on installment sale contract level characteristics of the Company’s finance receivables, such as the contractual payment structure, maturity date, payment frequency for recurring payments, and interest rates, as well as the following assumptions:
•a historical loss period, which represents a full economic credit cycle utilizing loss experience, to calculate the historical loss rate; and
•static annualized historical rate based on average time of charge-off; and

•expected prepayment rates based on our historical experience, which also incorporates non-standard contractual payments such as down payments made during the first ninety-days or annual seasonal payments.
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
The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover net credit losses expected over the remaining life of the installment sales contracts in the portfolio at the measurement date. At January 31, 2025, the weighted average total contract term was 48.3 months, with 35.7 months remaining. The allowance for credit losses at January 31, 2025, $333.3 million, was 24.31% of the principal balance in finance receivables of $1.5 billion, less deferred APP revenue of $50.4 million and deferred service contract revenue of $57.1 million, less pending APP claims of $7.3 million. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.
In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer’s vehicle is totaled, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. At January 31, 2025, anticipated losses did not exceed deferred accident protection plan revenues.
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
Goodwill
Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. During the nine months ended January 31, 2025, the Company evaluated goodwill and recorded an immaterial impairment of $120,000 due to the closure of an acquired dealership location in the first quarter of fiscal year 2024. The Company also recorded an $8.5 million increase to goodwill due to the acquisition of Texas Auto Center in the first quarter of fiscal year 2025.
Goodwill totaled $22.8 million at January 31, 2025 and $14.4 million at April 30, 2024.
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
Cloud Computing Implementation Costs
The Company enters into cloud computing service contracts to support its sales, inventory management, and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption on the Condensed Consolidated Statement of Operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $19.4 million and $16.7 million as of January 31, 2025 and April 30, 2024, respectively. Accumulated amortization of capitalized implementation costs for these arrangements was $1.1 million for the three months ended January 31, 2025 and $48,000 for the same period in the prior year.
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
Income Taxes
Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 29.3% and 21.9% for the nine months ended January 31, 2025 and January 31, 2024, respectively. Total income tax expense for the nine months ended January 31, 2025 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company did not record a discrete income tax benefit for the nine months ended January 31, 2025 related to excess tax benefits on share-based compensation. The Company recorded a discrete income tax benefit of approximately $213,000 for the nine months ended January 31, 2024.

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
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2025 or April 30, 2024.
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
Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved. Revenues from the sale of vehicles sold at wholesale are recognized at the time the proceeds are received. As discussed in Change in Accounting Estimate, beginning in the quarter ended October 31, 2024, revenues from the sale of service contracts are recognized ratably over a nine-month term for each 12,000 miles. Service contract revenues are included in sales and the related expenses are included in cost of sales. Accident protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the contract so that revenues are recognized in proportion to the amount of cancellation protection provided. Accident protection plan revenues are included in sales and related losses are included in cost of sales as incurred. Any unearned revenue from ancillary products is charged-off at the time of repossession. Interest income is recognized on all active finance receivables accounts using the simple effective interest method. Active accounts include all accounts except those that have been paid-off or charged-off.
Sales for the three and nine months ended January 31, 2025 and 2024 consisted of the following:

(In thousands)	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

Sales – used autos	$228,461	$200,341	$717,552	$735,145
Wholesales – third party	9,091	13,479	28,462	39,502
Service contract sales	17,276	17,106	63,896	51,102
Accident protection plan revenue	8,656	9,475	26,596	28,421

Total	$263,484	$240,401	$836,506	$854,170
At January 31, 2025 and 2024, finance receivables more than 90 days past due were approximately $7.0 million and $6.1 million, respectively. Late fee revenues totaled approximately $1.4 million and $3.9 million for the three and nine months ended January 31, 2025, respectively. Late fee revenues totaled approximately $1.2 million and $3.6 million for the three and nine months ended January 31, 2024, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the nine months ended January 31, 2024 that was included in the April 30, 2024 deferred service contract revenue was $29.7 million.
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
Stock-Based Compensation
The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company did not record a discrete income tax benefit for the nine months ended January 31, 2025. The Company recorded a discrete income tax benefit of approximately $213,000 for the nine months ended January 31, 2024. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which sets forth improvements to the current segment disclosure requirements in accordance with Topic 280 “Segment Reporting,” including clarifying that entities with a single reportable segment are subject to both new and existing segment reporting requirements. ASU 2023-07 will be effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. Adoption of this ASU will result in additional disclosure but will not impact the Company’s consolidated financial position, results of operations or cash flows.
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
C – Finance Receivables, Net
The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which originate at interest rates ranging from 12.99% to 23.0%, are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 79 months. The Company’s finance receivables are defined as one segment and one class of contracts, which is sub-prime consumer automobile contracts. The level of risks in the Company’s finance receivables is managed as one homogeneous pool.
The components of finance receivables are as follows:

(In thousands)	January 31, 2025	April 30, 2024

Gross contract amount	$1,901,533	$1,844,392
Less unearned finance charges	(415,552)	(409,004)
Principal balance	1,485,981	1,435,388
Less: estimated insurance receivables for APP claims	(3,416)	(3,026)
Less: allowance for APP claims	(3,660)	(3,171)
Less allowance for credit losses	(333,338)	(331,260)
Finance receivables, net	1,145,567	1,097,931
Loan origination costs	645	660
Finance receivables, net, including loan origination costs	$1,146,212	$1,098,591
Changes in the finance receivables, net are as follows:

(In thousands)	Nine Months Ended January 31,
	2025	2024

Balance at beginning of period	$1,097,931	$1,062,760
Finance receivable originations	779,013	794,477
Finance receivable collections	(338,736)	(324,703)
Provision for credit losses	(281,597)	(321,300)
Losses on claims for accident protection plan	(25,013)	(24,480)
Inventory acquired in repossession and accident protection plan claims	(86,031)	(101,643)

Balance at end of period	$1,145,567	$1,085,111

Changes in the finance receivables allowance for credit losses are as follows:

(In thousands)	Nine Months Ended January 31,
	2025	2024

Balance at beginning of period	$331,260	$299,608
Provision for credit losses	281,597	321,300
Charge-offs	(367,554)	(386,349)
Recovered collateral	88,035	100,428

Balance at end of period	$333,338	$334,987
Amounts recovered from previously written-off accounts were approximately $2.5 million and $2.0 million for the nine months ended January 31, 2025 and 2024, respectively. These amounts are netted against recovered collateral in the table above.
The Company reduced the allowance for credit loss in the third quarter of fiscal year 2025 to 24.31% from 24.72% at October 31, 2024, resulting in a decrease of $5.6 million to the provision. The primary driver of this change was favorable performance in contracts originated under tighter underwriting standards.
The following table presents the finance receivables that are current and past due as follows:

(Dollars in thousands)	January 31, 2025		April 30, 2024		January 31, 2024
	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$1,241,566	83.55%	$1,125,945	78.44%	$1,119,120	78.32%
3 - 29 days past due	189,842	12.78%	264,491	18.43%	262,200	18.35%
30 - 60 days past due	36,159	2.43%	34,042	2.37%	34,266	2.40%
61 - 90 days past due	11,372	0.77%	6,438	0.45%	7,258	0.51%
> 90 days past due	7,042	0.47%	4,472	0.31%	6,064	0.42%
Total	$1,485,981	100.00%	$1,435,388	100.00%	$1,428,908	100.00%
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

	Nine Months Ended January 31,
	2025	2024

Average total collected per active customer per month	$563	$536
Principal collected as a percent of average finance receivables	23.1%	22.7%
Average down-payment percentage	5.2%	5.0%
Average originating contract term (in months)	44.4	44.0

	As of
	January 31, 2025	January 31, 2024
Portfolio weighted average contract term, including modifications (in months)	48.3	47.6
Total dollars collected per active customer for the nine months ended January 31, 2025 increased 5.1% year over year and principal collections as a percentage of average finance receivables increased slightly by 40 basis points compared to the prior year. The average originating contract term increased slightly as the average retail sales price was up $469 and term is optimized to the distribution by customer score, shortening term for highest credit risk customers and allowing additional term for better credit scoring customers.
When customers apply for financing, the Company’s proprietary scoring model relies on the customers’ credit histories and certain application information to evaluate and rank their risk. The Company obtains credit histories and other credit data that includes information such as number of different addresses, age of oldest record, high risk credit activity, job time, time at residence and other factors. The application information that is used includes income, collateral value, and down payment. The scoring models yield credit grades that represent the relative likelihood of repayment. Customers with the highest probability of repayment are 7 rated customers. Customers assigned a lower grade are determined to have a lower probability of repayment. For installment sales contracts that are approved, the credit grade influences the terms of the agreement, such as the maximum amount financed, term length and minimum down payment. After origination, credit grades are generally not updated.
The following table presents a summary of finance receivables by credit quality indicator, as of January 31, 2025, segregated by customer score and year of origination.

(Dollars in thousands)	As of January 31, 2025
						Prior to 2021	Total	%
	Fiscal Year of Origination
Customer Rating	2025	2024	2023	2022	2021
1-2	$42,886	$22,136	$6,330	$1,189	$69	$50	$72,660	4.9%
3-4	$234,245	$171,447	$59,807	$13,628	$1,228	$279	$480,634	32.3%
5-7	$373,199	$322,146	$172,832	$56,862	$6,915	$733	$932,687	62.8%
Total	$650,330	$515,729	$238,969	$71,679	$8,212	$1,062	$1,485,981	100.0%

Charge-offs	$62,044	$188,736	$89,615	$24,130	$2,562	$467	$367,554

The following table presents a summary of finance receivables by credit quality indicator, as of January 31, 2024, segregated by customer score.

(Dollars in thousands)	As of January 31, 2024
						Prior to 2020	Total	%
	Fiscal Year of Origination
Customer Rating	2024	2023	2022	2021	2020
1-2	$32,854	$18,416	$5,298	$661	$124	$13	$57,366	4.0%
3-4	$236,351	$153,436	$50,070	$7,414	$450	$178	$447,899	31.4%
5-6	$394,600	$352,267	$147,133	$27,316	$1,797	$530	$923,643	64.6%
Total	$663,805	$524,119	$202,501	$35,391	$2,371	$721	$1,428,908	100.0%

Charge-offs	$87,675	$211,642	$72,511	$13,111	$957	$453	$386,349
D – Property and Equipment, Net
A summary of property and equipment is as follows:

(In thousands)	January 31, 2025	April 30, 2024

Land	$11,998	$11,998
Buildings and improvements	23,488	23,435
Furniture, fixtures, and equipment	22,235	21,752
Leasehold improvements	51,187	50,689
Construction in progress	4,524	2,393
Less accumulated depreciation and amortization	(55,380)	(49,906)

Total	$58,052	$60,361
E – Accrued Liabilities
A summary of accrued liabilities is as follows:

(In thousands)	January 31, 2025	April 30, 2024
Cash overdraft	$881	$823
Employee compensation	13,148	10,774
Deferred sales tax (see Note B)	10,224	6,234
Fair value of contingent consideration	6,536	3,193
Accrued interest payable	1,703	2,221
Other	3,029	4,583
Total	$35,521	$27,828

F – Debt Facilities
A summary of debt facilities is as follows:

(In thousands)	January 31, 2025	April 30, 2024
Revolving line of credit	$74,991	$201,743
Debt issuance costs	(1,872)	(924)

Revolving line of credit, net	$73,119	$200,819

Non-recourse notes payable - 2023-1 Issuance	$68,243	$150,190
Non-recourse notes payable - 2023-2 Issuance	116,478	203,189
Non-recourse notes payable - 2024-1 Issuance	99,467	202,916
Non-recourse notes payable - 2024-2 Issuance	242,670	-
Non-recourse notes payable - 2025-1 Issuance	200,000	-
Debt issuance costs - non-recourse notes payable	(4,613)	(2,666)
Non-recourse notes payable, net	722,245	553,629

Total debt	$795,364	$754,448
Revolving Line of Credit
On September 16, 2024, the Company entered into Amendment No. 8 to its revolving credit facility agreement, which, among other things, reduced the total permitted borrowings from $340 million to $320 million and required the Company to maintain a minimum amount available to be drawn under the credit facilities of $20 million. If the outstanding principal balance under the line of credit equals or exceeds $300 million, the Company would be required to maintain a minimum availability of $50 million. The amendment also made certain modifications to the fixed charge coverage ratio covenant and restricts the Company from making future repurchases of its common stock, along with the agreement’s existing restrictions on other distributions to the Company’s shareholders. In addition, Amendment No. 8 added Colonial Underwriting, Inc., an Arkansas corporation, as a new guarantor.
At January 31, 2025, the Company and its subsidiaries have $320 million of permitted borrowings under the revolving line of credit. The revolving credit facilities are collateralized by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities with a scheduled maturity date of September 30, 2025. The current applicable interest rate under the credit facilities is SOFR plus 3.50% or for non-SOFR amounts the base rate of 7.50% plus 1% at January 31, 2025 and April 30, 2024. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see Note B).
The Company was in compliance with the covenants at January 31, 2025. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at January 31, 2025, the Company had additional availability of approximately $45.0 million under the revolving credit facilities.
Under the existing terms of the loan and security agreement, as amended, for the revolving credit facility, the facility is scheduled to mature in March 2027.
Non-Recourse and Recourse Notes Payable
The Company has issued six separate series of asset-backed non-recourse notes (known as the “2022 Issuance”, “2023-1 Issuance”, “2023-2 Issuance”, “2024-1 Issuance”, “2024-2 Issuance” and "2025-1 Issuance"). All six issuances are collateralized by installment sale contracts directly originated by the Company. Credit enhancement for the non-recourse notes payable consists of overcollateralization, a reserve account funded with an initial amount of not less than 2.0% of the pool balance, excess interest on the auto finance receivables, and in some cases, the subordination of certain payments to noteholders of less senior classes of notes. The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto finance receivables. In December 2023, the Company fully paid off the 2022 Issuance. The debt related to the remaining term securitization transactions accrues interest at fixed rates and has scheduled maturities through January 22, 2030, June 20, 2030, January 21, 2031, August 20, 2031, and November 20, 2031, respectively, but may be repaid earlier, depending upon collections from the underlying auto finance receivables. The original principal balance and weighted average fixed coupon rate for the five securitizations are as follows:

	Original Principal Balance (in thousands)	Weighted Average Fixed Coupon Rate

2023-1	$400,200	8.68%
2023-2	360,300	8.80%
2024-1	250,000	9.50%
2024-2	300,000	7.44%
2025-1	200,000	6.49%
On July 12, 2024, the Company’s principal operating subsidiary, America’s Car Mart, Inc., and a newly formed affiliate entered into a loan and security agreement under which the Company’s affiliate borrowed $150 million in funding through an amortizing warehouse loan facility collateralized by installment sale contracts directly originated by the Company’s operating subsidiaries. The Company used the funding from the warehouse loan facility to pay down outstanding amounts borrowed under the Company’s revolving line of credit to fund its finance receivables. The loan and security agreement provided for additional borrowing availability, subject to the terms and conditions of the agreement, and recourse against the Company with respect to up to 10% of the aggregate amount borrowed under the warehouse facility payable. Interest on any outstanding balances accrues at a rate of SOFR plus 350 basis points, with a scheduled maturity date of July 12, 2026. In October 2024, the Company used the proceeds from its 2024-2 Issuance to pay down the outstanding balance under the warehouse loan facility. No debt was outstanding under the warehouse loan facility as of January 31, 2025.
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
ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy that requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Topic 820 describes three levels of inputs that may be used to measure fair value:
•Level 1 Inputs – Quoted prices in active markets for identical assets or liabilities.
•Level 2 Inputs – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 Inputs – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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

The estimated fair values, and related carrying amounts, of the financial instruments and other assets included in the Company’s financial statements at January 31, 2025 and April 30, 2024 are as follows:

(In thousands)	January 31, 2025		April 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$8,532	$8,532	$5,522	$5,522
Restricted cash	117,826	117,826	88,925	88,925
Inventory - Repossessions	19,662	19,662	18,182	18,182
Finance receivables, net	1,146,212	913,878	1,098,591	882,764
Accounts payable	32,747	32,747	21,379	21,379
Contingent consideration	6,536	6,536	3,193	3,193
Revolving line of credit, net	73,119	73,119	200,819	200,819
Non-recourse notes payable, net	722,245	735,272	553,629	553,003
H – Weighted Average Shares Outstanding
Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

Weighted average shares outstanding-basic	8,256,681	6,393,080	7,600,470	6,386,997
Dilutive options and restricted stock	156,407	-	153,184	-

Weighted average shares outstanding-diluted	8,413,088	6,393,080	7,753,654	6,386,997

Antidilutive securities not included:
Options	665,167	499,986	620,867	947,486
Restricted stock	38,128	68,893	26,900	73,926
I – Stock-Based Compensation
The Company has stock-based compensation plans under which awards of non-qualified stock options, incentive stock options and restricted stock have been or may be granted to employees, directors, and certain advisors of the Company. The stock-based compensation plan being utilized at January 31, 2025 is the 2024 Equity Incentive Plan. The 2024 Equity Incentive Plan was approved by the Company’s shareholders and became effective on August 27, 2024. This plan governs all new equity-based awards granted on or after its effective date. The 2024 Equity Incentive Plan includes a reserve of 500,000 shares authorized for issuance of awards under the plan. At January 31, 2025, a total of 419,205 shares remained available for future awards under the 2024 Equity Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $3.8 million ($2.7 million after tax effects) and $2.4 million ($1.9 million after tax effects) for the nine months ended January 31, 2025 and 2024, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

Stock Option Awards
The Company has options outstanding under the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Stock Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. On August 29, 2018, August 26, 2020, and August 30, 2022, the shareholders of the Company approved amendments to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000, 200,000, and 185,000 shares, respectively. At January 31, 2025, a total of 433,734 shares of common stock are reserved for issuance of outstanding stock options under the Restated Option plan. Options outstanding under the Restated Option Plan expire in the calendar years 2025 through 2034. As of January 31, 2025, there were 255,433 unvested options under the Restated Option Plan. No further awards may be granted under the Restated Option Plan.
The 2024 Equity Incentive Plan, which replaced the Restated Option Plan, provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. As of January 31, 2025, there were 7,500 unvested options under the 2024 Equity Incentive Plan.

	Restated Option Plan	2024 Equity Incentive Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	May 9, 2034	January 20, 2035
Shares available for grant at January 31, 2025	-	419,205
The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Nine Months Ended January 31,
	2025	2024
Expected terms (years)	4.9	3.9
Risk-free interest rate	4.93%	4.06%
Volatility	61%	56%
Dividend yield	-	-
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
There were 22,281 and 197,486 options granted during the nine months ended January 31, 2025 and 2024 under the Restated Option Plan, respectively. There were 7,500 options granted during the nine months ended January 31, 2025 under the 2024 Equity Incentive Plan. The grant-date fair value of options granted during the nine months ended January 31, 2025 and 2024 was $542,000 and $5.7 million, respectively. The options were granted at fair market value on the date of grant.
Stock option compensation expense was $863,000 ($610,000 after tax effects) and $1.5 million ($1.2 million after tax effects) for the nine months ended January 31, 2025 and 2024, respectively. As of January 31, 2025, the Company had approximately $1.4 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 1.7 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

(Dollars in thousands except option data)	Nine Months Ended January 31,
	2025	2024

Options exercised	-	30,000
Cash received from option exercises	$-	$-
Intrinsic value of options exercised	$-	$1,036
There were no options exercised through net settlements during the nine months ended January 31, 2025. During the nine months ended January 31, 2024, there were 30,000 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 23,507 shares to satisfy the exercise price and applicable withholding taxes to acquire 6,493 shares.
The aggregate intrinsic value of outstanding options at January 31, 2025 and 2024 was $603,000 and $2.4 million, respectively. As of January 31, 2025, there were 433,734 vested and exercisable stock options outstanding with an aggregate intrinsic value of $574,000, a weighted average remaining contractual life of 4.6 years, and a weighted average exercise price of $80.22.
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
There were 89,733 restricted shares granted during the nine months ended January 31, 2025 and 74,647 restricted shares granted during the nine months ended January 31, 2024. An aggregate of 264,978 unvested restricted shares were outstanding under these incentive plans as of January 31, 2025, with a weighted average grant date fair value of $59.96.
As of January 31, 2025, the Company had approximately $5.7 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan and 2024 Equity Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 2.3 years. The Company recorded compensation cost of approximately $2.9 million ($2.1 million after tax effects) and $871,000 ($681,000 after tax effects) related to the 2024 Equity Incentive Plan and Restated Incentive Plan during the nine months ended January 31, 2025 and 2024, respectively.
There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2024 or during the first nine months of fiscal 2025.
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

As of January 31, 2025, the Company has a total of 8,256,765 shares of its common stock outstanding, compared to 6,394,675 outstanding as of April 30, 2024.
K – Commitments and Contingencies
The Company has entered into operating leases for approximately 87% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $7.8 million and $6.6 million for the nine-month periods ended January 31, 2025 and 2024, respectively.
Scheduled amounts and timing of cash flows arising from operating lease payments as of January 31, 2025, discounted at the weighted average interest rate in effect as of January 31, 2025 of approximately 4.9%, are as follows:

Maturity of lease liabilities
2025 (remaining)	$2,570
2026	9,979
2027	9,350
2028	8,676
2029	7,782
Thereafter	$49,003
Total undiscounted operating lease payments	87,360
Less: imputed interest	(19,693)
Present value of operating lease liabilities	$67,667
The Company has two standby letters of credit relating to insurance policies totaling $4.4 million and $3.9 million at January 31, 2025 and 2024, respectively.
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

L – Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

(In thousands)	Nine Months Ended January 31,
	2025	2024
Supplemental disclosures:
Interest paid	$53,795	$47,968
Income taxes paid, net	7,853	1,628

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	86,031	103,474
Reduction in net receivables for deferred ancillary product revenue at time of charge-off	24,445	28,542
Net settlement option exercises	-	1,646
Right-of-use assets obtained in exchange for operating lease liabilities	384	558
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	7,433	1,822
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
N - Subsequent Events
On February 28, 2025, the Company entered into Amendment No. 9 to its revolving credit agreement that, among other things, extends the maturity date of the credit facility to March 31, 2027 and increases the total permitted borrowings by $30 million to $350 million. Under the amendment, the Company will be required to maintain a minimum amount available to be drawn under the credit facilities, based on eligible finance receivables and inventory, of $20 million when the outstanding principal balance under the line of credit is less than or equal to $325 million. If the outstanding principal balance under the line of credit is greater than $325 million, the Company will be required to maintain a minimum availability of $50 million. The amendment makes further adjustments to the required fixed charge coverage ratio, including incremental increases in the required ratio through July 31, 2026. The amendment also decreases the Company’s permissible capital expenditure limit from $35.0 million to $25.0 million in the aggregate during any fiscal year.

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
Forward-Looking Information
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements may include, but are not limited to:
•operational infrastructure investments;
•same dealership sales and revenue growth;
•customer growth and engagement;
•gross profit margin percentages;
•gross profit per retail unit sold;
•business acquisitions;
•inventory acquisition, reconditioning, transportation, and remarketing;
•technological investments and initiatives;
•future revenue growth;
•receivables growth as related to revenue growth;
•new dealership openings;
•performance of new or existing dealerships;
•interest rates;
•future credit losses;
•the Company’s collection results, including but not limited to collections during income tax refund periods;
•future supply, demand, and affordability of used vehicles;
• availability of used vehicle financing;
•seasonality; and
•the Company’s business, operating and growth strategies and expectations.
These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024, as well as:
•general economic conditions in the markets in which the Company operates, including but not limited to fluctuations in gas prices, grocery prices and employment levels and inflationary pressure on operating costs;
•the availability of quality used vehicles at prices that will be affordable to our customers, including the impacts of changes in new vehicle production and sales;
•the availability of credit facilities and access to capital through securitization financings or other sources on terms acceptable to us, and any increase in the cost of capital, to support the Company’s business;
•the Company’s ability to underwrite and collect its contracts effectively, including whether anticipated benefits from the Company’s recently implemented loan origination system are achieved as expected or at all;
•competition;
•dependence on existing management;
•ability to attract, develop, and retain qualified general managers;
•changes in consumer finance laws or regulations, including but not limited to rules and regulations that have recently been enacted or could be enacted by federal and state governments;
•the ability to keep pace with technological advances and changes in consumer behavior affecting our business;
•security breaches, cyber-attacks, or fraudulent activity;
•the ability to identify and obtain favorable locations for new or relocated dealerships at reasonable cost;

•the ability to successfully identify, complete and integrate new acquisitions;
•the occurrence and impact of any adverse weather events or other natural disasters affecting the Company’s dealerships or customers; and
•potential business and economic disruptions and uncertainty that may result from any future public health crises and any efforts to mitigate the financial impact and health risks associated with such developments.
The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers and investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.
Overview
America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of January 31, 2025, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.
Over the last ten fiscal years, the Company’s revenue growth averaged 11.4%. Revenue for the first nine months of fiscal 2025 declined 0.8% compared to the same period of fiscal 2024, primarily due to a 3.2% decrease in retail units sold. The decrease was partially offset by a 2.5% increase in the average retail sales price and a 5.3% increase in interest income. Our dealership volume productivity averaged 29.7 sales per month for the first nine months of fiscal 2025, down from 30.8 during the same period last year.
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
Over the last five fiscal years, the Company’s provision for credit losses as a percentage of sales averaged 26.36%, with a pre-pandemic rate of 23.71% in fiscal 2019. During fiscal 2024, credit losses well exceeded pre-pandemic levels, partially due to the inflationary pressure on customers and increasing interest rates from federal monetary policy. For the first nine months of fiscal 2025, the provision for credit losses as a percentage of sales declined to 33.7%, compared to 37.6% for the same period of fiscal 2024, with lower sales partially offsetting the 12.4% improvement in provision for credit losses. Based on the Company’s current analysis of credit losses, the allowance for credit losses at January 31, 2025 was 24.31% of finance receivables, net of deferred revenue and pending accident protection plan (“APP”) claims, an improvement from 25.74% at January 31, 2024 and 24.72% at October 31, 2024, resulting in a $5.6 million reduction to the provision for credit losses from the second quarter of fiscal 2025.
The Company’s credit losses and charge-offs are impacted by market and economic factors, including macro-economic conditions such as inflation in the cost of vehicle insurance, rent, groceries, the price of gasoline, childcare, and other staple items, and overall unemployment levels, as well as the personal income levels of the Company’s customers. Historically, credit losses, on a percentage basis, also tend to be higher at new and developing dealerships than at longer tenure locations with experienced management. Generally, this is because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts, and the customer base is less seasoned. Normally more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers.

The Company continuously looks for ways to operate more efficiently, improve its business practices and adjust underwriting and collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. Additionally, the Company’s training department continuously strengthens its training for collections. The Company’s collection department and support staff oversees collection and provides timely oversight and additional accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinant of its long-term credit loss experience.
The Company’s gross profit dollars per retail unit sold increased by $562, or 8.2%, during the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024. Gross margin as a percentage of sales for the first nine months of fiscal 2025 increased to 36.7% of sales, including a 1.0% benefit from the impact of the service contract accounting change in estimate for revenue recognition made in the second quarter of fiscal year 2025. The Company’s initiatives around pricing discipline, reduced transportation costs and lower vehicle repair costs also contributed to the increase in gross profit dollars. The Company’s gross margin is based upon the cost of the vehicle purchased, with higher-priced vehicles typically having higher gross margin dollars but lower gross margin percentages. Gross margin is also affected by the percentage of wholesale sales to retail sales, which relates, for the most part, to repossessed vehicles sold at or near cost. The Company plans to continue to focus on managing gross margin dollars in the near term, as demonstrated by the increase during the first nine months of fiscal year 2025, as well as continuing to focus on improving wholesale results, cost controls, and operational improvement around the acquisition and disposal of vehicles.
The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement and oversight from the corporate office. Total collections of principal, interest, and late fees for the first nine months of fiscal 2025 increased by $21.3 million, or 4.2%, over the prior year period. Principal collections, as a percentage of average finance receivables, increased slightly to 23.1%, compared to 22.7% for the same period in prior year.
Hiring, training, and retaining qualified associates is critical to the Company’s success. The rate at which the Company adds new dealerships and is able to implement operating initiatives is limited by the number of trained managers and support personnel the Company has at its disposal. Excessive turnover, particularly at the dealership manager level, could impact the Company’s ability to add new dealerships and to meet operational initiatives. The landscape for hiring remains very competitive. The Company has continued to add resources to recruit, train, and develop personnel, especially personnel targeted to fill dealership manager positions. The Company expects to continue to invest in the development of its workforce.
The Company continues to prioritize investments to improve its products and services and operate more efficiently over time. One of the Company’s largest recent investments has been improving its processes and technology for credit applications and decision-making through a new loan origination system (“LOS”). This online loan application system allows the consumer to apply for credit faster in anticipation of their vehicle purchase, authorize a soft credit pull during the application process, and receive a response via text message on the status of their application, as well as have access to centralized appointment-setting. At the end of the third quarter, the Company had implemented the LOS in 145 of its 154 dealerships, with centralized decision-making on approvals of applications submitted via the online platform. The remaining nine dealerships, which were acquired, are still in their earn-out period or have yet to be integrated. Through the LOS, the Company has tightened its credit approval standards, primarily by requiring a higher down payment and shorter terms from certain customers.

Three months ended January 31, 2025 vs. Three months ended January 31, 2024
Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended January 31,		2025 vs. 2024	Three Months Ended January 31,
	2025	2024		2025	2024
Revenues:
Sales	$263,484	$240,401	9.6%	100.0%	100.0%
Interest income	62,242	59,213	5.1	23.6	24.6
Total	325,726	299,614	8.7	123.6	124.6

Costs and expenses:
Cost of sales, excluding depreciation shown below	169,374	158,250	7.0	64.3	65.8
Selling, general and administrative	46,460	43,562	6.7	17.6	18.1
Provision for credit losses	86,652	89,582	(3.3)	32.9	37.3
Interest expense	16,923	16,731	1.1	6.4	7.0
Depreciation and amortization	1,890	1,712	10.4	0.7	0.7
Loss on disposal of property and equipment	37	119	(68.9)	—	—
Total	321,336	309,956	3.7%	121.9	128.9

Pretax income (loss)	$4,390	$(10,342)		1.7%	(4.3)%

Operating Data:
Retail units sold	13,198	11,664
Average dealerships in operation	154	154
Average units sold per dealership per month	28.6	25.2
Average retail sales price	$19,275	$19,455
Gross profit per retail unit sold	$7,131	$7,043
Same store revenue growth	3.1%	(9.3)%

Period End Data:
Dealerships open	154	154
Accounts over 30 days past due	3.7%	3.3%

Revenues increased by approximately $26.1 million, or 8.7%, for the three months ended January 31, 2025 as compared to the same period in the prior fiscal year. The increase resulted from an increase in revenue at dealerships that operated a full three months in both the current and prior year quarter ($9.1 million increase) and revenue growth from dealerships opened or acquired after the prior year quarter ($20.1 million increase), partially offset by a decline in revenue at dealerships that were closed during the prior year quarter ($3.1 million decrease). The increase in revenue was related to a 13.2% increase in retail units sold, largely resulting from a combination of underperformance in the prior year period and operational improvements in this year’s quarter. Revenue was further improved by a 5.1% increase in interest income. Interest income increased for the three months ended January 31, 2025, as compared to the same period in the prior fiscal year, due to the $30.9 million increase in average finance receivables and an increase in the weighted average interest rate to 17.5%, up from 17.2%.
Cost of sales, as a percentage of sales, decreased to 64.3% for the three months ended January 31, 2025 compared to 65.8% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 35.7% for the current year period, compared to 34.2% for the prior year period. The improvement in gross margin resulted from better procurement processes and operational efficiencies, partially offset by increased accident protection plan claims as a result of winter weather.
Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost and includes the price of ancillary products sold with the vehicle, such as the APP and vehicle repair plan. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles the Company sells generally narrows on a percentage basis because the Company must offer affordable prices to its customers. The average retail sales price for the third quarter of fiscal 2025 was $19,275, a $180 decrease from the prior year quarter. The Company continues to focus on gross margin improvement through pricing discipline, reduced transportation costs and lower vehicle repair costs.
Selling, general and administrative expenses, as a percentage of sales, were 17.6% for the three months ended January 31, 2025, an increase of 6.7% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased approximately $2.9 million in the third quarter of fiscal 2025 compared to the same period of the prior fiscal year. The Company’s two most recent acquisitions drove $1.8 million of the increase with most of the remainder related to higher stock compensation.
Provision for credit losses as a percentage of sales was 32.9% for the three months ended January 31, 2025 compared to 37.3% for the prior year period. In overall dollars, the provision for credit losses decreased $2.9 million in the third quarter of fiscal 2025 compared to the same period of the prior fiscal year due to a decrease in the allowance for credit losses and the improved experience of contracts underwritten in the Company’s new loan origination system.
Interest expense as a percentage of sales decreased to 6.4% for the three months ended January 31, 2025, compared to 7.0% for the prior year period. In dollar terms, interest expense increased $192,000 due to an increase in the average borrowings of approximately $42.0 million during the three months ended January 31, 2025, partially offset by decreasing interest rates.

Nine months ended January 31, 2025 vs. Nine months ended January 31, 2024
Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Nine Months Ended January 31,		2025 vs. 2024	Nine Months Ended January 31,
	2025	2024		2025	2024
Revenues:
Sales	$836,506	$854,170	(2.1)%	100.0%	100.0%
Interest income	184,252	175,051	5.3	22.0	20.5
Total	1,020,758	1,029,221	(0.8)	122.0	120.5

Costs and expenses:
Cost of sales, excluding depreciation shown below	529,159	560,692	(5.6)	63.3	65.6
Selling, general and administrative	140,578	134,895	4.2	16.8	15.8
Provision for credit losses	281,597	321,300	(12.4)	33.7	37.6
Interest expense	53,277	47,587	12.0	6.4	5.6
Depreciation and amortization	5,700	5,101	11.7	0.6	0.6
Loss (gain) on disposal of property and equipment	124	359	(65.5)	—	—
Total	1,010,435	1,069,934	(5.6)%	120.8	125.2

Pretax loss	$10,323	$(40,713)		1.2%	(4.8)%

Operating Data:
Retail units sold	41,373	42,738
Average stores in operation	155	154
Average units sold per store per month	29.7	30.8
Average retail sales price	$19,531	$19,062
Gross profit per retail unit	$7,429	$6,867
Same store revenue change	(5.2)%	1.0%

Period End Data:
Stores open	154	154
Accounts over 30 days past due	3.7%	3.3%
Revenues decreased by approximately $8.5 million, or 0.8%, for the nine months ended January 31, 2025 as compared to the same period in the prior fiscal year. The decrease resulted from a decline in revenue at dealerships that operated a full nine months in both the current and prior year quarter ($52.4 million decrease) and by dealerships that were closed during the prior year nine-month period ($15.2 million decrease), partially offset by revenue growth from dealerships opened or acquired after the prior year nine months ($59.1 million). The revenue decline was primarily related to a 3.2% decrease in retail units sold, partially offset by a 5.3% increase in interest income and a 2.5% increase in the average retail sales price. Interest income increased approximately $9.2 million for the nine months ended January 31, 2025, as compared to the same period in the prior fiscal year, due to the $28.6 million increase in average finance receivables and an increase in the weighted average interest rate to 17.5% from 17.2% in the prior year.
Cost of sales, as a percentage of sales, decreased to 63.3% for the nine months ended January 31, 2025 compared to 65.6% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 36.7% for the current year period, including 1.0% from the impact of the service contract accounting change in estimate for revenue recognition, compared to 34.4% for the prior year period. The primary driver of this cost of sales decrease was the Company’s continued focus on inventory efficiencies in procurement, remarketing, and repairs. The average retail sales price for the nine months ended January 31, 2025 was $19,531, an increase of $469 or 2.5% over the prior year period. However, this increase was primarily due to the $13.2 million benefit in the second quarter of fiscal year 2025 as a result of the service contract accounting change in estimate for revenue recognition, rather than as a result of purchase cost increases.
Selling, general and administrative expenses, as a percentage of sales, were 16.8% for the nine months ended January 31, 2025, an increase of 4.2% from the same period of the prior fiscal year. In dollar terms, overall selling, general and administrative expenses increased approximately $5.7 million in the nine months ended January 31, 2025, compared to the same period of the prior fiscal year. The Company has made increasing investments in several areas including senior management, inventory procurement and management, customer experience and digital efforts. The addition of new dealerships through acquisitions since last year drove most of the increase. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to support a growing customer base with a high level of support for its customers.
Provision for credit losses as a percentage of sales was 33.7% for the nine months ended January 31, 2025 as compared to 37.6% for the nine months ended January 31, 2024. Net charge-offs as a percentage of average finance receivables were 19.1% for the nine months ended January 31, 2025 and 20.0% for the prior year period. The decrease in the provision is largely attributable to improvements in the frequency of losses, partially offset by an increase in the severity of loss. The allowance for credit losses as a percentage of finance receivables, net of deferred revenue and pending accident protection plan claims, was 24.31% at January 31, 2025 compared to 25.74% at January 31, 2024.
Interest expense as a percentage of sales increased to 6.4% for the nine months ended January 31, 2025, compared to 5.6% for the prior year period. In dollar terms, interest expense increased $5.7 million due to increasing interest rates and an increase in the average borrowings of approximately $49.0 million during the nine months ended January 31, 2025. Approximately 43% of the increase in interest expense was related to the increase in rates over the same period of the prior fiscal year.
Financial Condition
The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2025	April 30, 2024
Assets:
Finance receivables, net	$1,146,212	$1,098,591
Inventory	143,933	107,470
Income tax receivable, net	-	2,958
Property and equipment, net	58,052	60,361

Liabilities:
Accounts payable and accrued liabilities	68,268	49,207
Deferred revenue	107,501	120,781
Income tax payable, net	526	-
Deferred tax liabilities, net	9,462	17,808
Notes payable, net	722,245	553,629
Revolving line of credit, net	73,119	200,819
Finance receivables, net, have increased 4.3% and 5.6% since April 30, 2024 and January 31, 2024, respectively, while revenues decreased 0.8% for the nine months ended January 31, 2025 compared to the same period in the prior fiscal year. The Company currently anticipates that the growth in finance receivables will generally be slightly higher than overall revenue growth on an annual basis due to overall term length increases in our installment sale contracts, partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses.

During the first nine months of fiscal 2025, inventory increased by $36.5 million compared to inventory at April 30, 2024, due to the most recent acquisition which added $10.5 million to the inventory balance, as well as increased volumes across all dealerships, as the Company expanded the frontline much earlier than last year in preparation for spring selling and tax season. Annualized inventory turns decreased for the current year quarter at 5.4 versus the prior year’s third quarter at 5.8. The Company strives to improve the quality of the inventory and maintain adequate turns while maintaining inventory levels to ensure an adequate supply of vehicles in volume and mix, and to meet sales demand.
Property and equipment, net, decreased by $2.3 million at January 31, 2025 as compared to property and equipment, net, at April 30, 2024. The Company incurred $3.1 million in expenditures during the first nine months of fiscal 2025 primarily related to remodeling existing locations in order to support growth. The Company incurred $5.7 million in depreciation and amortization expense during the first nine months of fiscal 2025.
Accounts payable and accrued liabilities increased by $19.1 million during the first nine months of fiscal 2025 as compared to accounts payable and accrued liabilities at April 30, 2024, related to the increased inventory and increased sales levels during the most recent quarter.
The Company had $526,000 of income taxes payable, net, at January 31, 2025 compared to $3.0 million of income taxes receivable, net at April 30, 2024. The change from income taxes receivable at April 30, 2024 to income taxes payable at January 31, 2025 was primarily due to a timing of the income tax payments and/or refunds.
Deferred revenue decreased $13.3 million at January 31, 2025 as compared to April 30, 2024, primarily resulting from the prior quarter's $13.2 million benefit in service contract revenue which was a result of the service contract accounting change in the Company’s estimate for the applicable revenue recognition period.
Deferred income tax liabilities, net, decreased approximately $8.3 million at January 31, 2025 as compared to April 30, 2024, primarily due to a net operating loss carryforward for the related finance company for the nine months ended January 31, 2025.
The Company had $722.2 million and $553.6 million of notes payable outstanding related to asset-backed term funding transactions as of January 31, 2025 and April 30, 2024, respectively. These non-recourse notes issued by the Company accrue interest at fixed rates with a weighted average rate of 8.2% as of January 31, 2025. The Company completed its two most recent issuances of asset-backed term funding on January 31, 2025 and October 9, 2024 and used the proceeds of the issuances to pay down existing debt. Prior to the repayment of the Company's warehouse loan facility in October 2024, the funds borrowed under that facility accrued interest at a rate equal to the term SOFR plus 350 basis points. See Note F for further details on the non-recourse notes payable, warehouse loan facility and the revolving line of credit.
On September 20, 2024, the Company completed an underwritten public offering of 1,700,000 shares of common stock at a price per share of $43.00. The net proceeds of the public offering were approximately $68.2 million after deducting the underwriting discount and offering costs of approximately $4.9 million. Under the terms of the Underwriting Agreement entered into in connection with the offering, on October 22, 2024, the Company completed the sale of an additional 138,272 shares of common stock at a price of $43.00 per share, in connection with a partial exercise by the underwriter of an option (the “Over-Allotment Option”) granted in the Underwriting Agreement for the underwriters to purchase up to 255,000 additional shares at the public offering price to cover over-allotments. The net proceeds to the Company of the underwriter’s partial exercise of the Over-Allotment Option were approximately $5.6 million after deducting the underwriting discount and offering costs of approximately $346,000. The Company used the net proceeds from this offering to pay down a portion of the Company’s revolving line of credit.
Borrowings on the Company’s revolving credit facilities fluctuate based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) funds available from asset-backed securitization offerings, warehouse facilities and/or other capital financing sources, (iv) income taxes, and (v) capital expenditures. Historically, income from operations, as well as borrowings on the revolving credit facilities and securitized debt, have funded the Company’s finance receivables growth and capital asset purchases and, as applicable, common stock repurchases. The overall increase in total borrowings during the first nine months of fiscal 2025 was made to support an increase in finance receivables, with longer terms, and a growing customer base. During the first nine months of fiscal 2025, the Company funded finance receivables growth of $50.6 million, increased inventory by $36.5 million, and invested in an acquisition and fixed assets of $10.6 million, with income from operations, increased total debt of $40.9 million, and increased total cash by $31.9 million from April 30, 2024. The proceeds from the Company’s common stock offering during the second quarter substantially offset the increase in total debt for the first nine months of 2025.

Liquidity and Capital Resources
The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended January 31,
	2025	2024
Operating activities:
Net income (loss)	$7,297	$(31,819)
Provision for credit losses	281,597	321,300
Losses on claims for accident protection plan	25,013	24,480
Depreciation and amortization	5,700	5,101
Stock based compensation	3,785	2,882
Finance receivable originations	(779,013)	(794,477)
Finance receivable collections	338,736	324,703
Inventory	53,330	103,451
Accounts payable and accrued liabilities	16,065	(5,824)
Deferred accident protection plan revenue	(1,462)	(1,926)
Deferred service contract revenue	(11,818)	(130)
Income taxes, net	3,484	8,232
Deferred income taxes	(8,346)	(18,967)
Accrued interest on finance receivables	(149)	(1,255)
Other	(2,201)	1,077
Total	(67,982)	(63,172)

Investing activities:
Acquisition	(7,527)	(4,815)
Purchase of property and equipment	(3,089)	(4,864)
Other	24	350
Total	(10,592)	(9,329)

Financing activities:
Revolving credit facilities, net	$(126,752)	$(112,522)
Notes payable, net	170,563	215,890
Change in cash overdrafts	58	2,183
Debt issuance costs	(6,963)	(5,892)
Purchase of common stock	(432)	(336)
Dividend payments	(30)	(30)
Exercise of stock options and issuance of common stock	74,041	(237)
Total	110,485	99,056

Increase in cash	$31,911	$26,555
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
Cash flows used in operating activities for the nine months ended January 31, 2025 compared to the same period in the prior fiscal year increased primarily as a result of a decrease in inventory acquired in repossessions activity and an increase in inventory purchasing, partially offset by a decrease in finance receivables originations and an increase in finance receivable collections. Finance receivables, net, increased by $47.6 million from April 30, 2024 to January 31, 2025.
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
Sustained macro-economic pressures affecting our customers have helped keep demand high in recent years for the types of vehicles we purchase. This strong demand for used vehicles, coupled with modest levels of new vehicle sales in recent years, have led to a generally ongoing tight supply of used vehicles available to the Company in both quality and quantity. Wholesale prices continued to soften in calendar year 2024 and into 2025 but remain high compared to the last several years. The Company expects the tight used vehicle supply and strong demand for the types of vehicles we purchase to continue to keep purchase costs and resulting sales prices elevated for the short-term but anticipates that an increase in marketplace wages for our customers could enhance affordability.
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
The Company’s liquidity is also impacted by our credit losses. Macro-economic factors such as unemployment levels and general inflation on core and discretionary items can significantly affect our collection results and ultimately credit losses. Currently, as our customers look to cover rising costs of non-discretionary items, such as childcare, insurance, groceries, and gasoline, it may impact our customers’ ability to make their vehicle payments. The Company has made improvements to its business processes via the implementation of the loan origination system during the last two years to strengthen controls and provide stronger infrastructure to support its collections efforts. Management continues to focus on improved execution at the dealership level, specifically as related to working individually with customers concerning collection issues.
The Company’s business model relies on leasing the majority of the properties where its dealerships are located. As of January 31, 2025, the Company leased approximately 87% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.
The Company’s principal sources of liquidity include income from operations, proceeds from non-recourse notes payable issued under asset-back securitization transactions, warehouse facilities, borrowings under its revolving credit facilities, and other potential debt or equity financing sources. At January 31, 2025, the Company had approximately $8.5 million of cash on hand and approximately an additional $45.0 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements). The revolving credit facility had a scheduled maturity date of September 30, 2025, with total permitted borrowings of $320 million at January 31, 2025. In July 2024, the Company entered into Amendment No. 7 to its revolving credit agreement to allow for, among other things, the entry into an amortizing warehouse agreement and to amend the fixed charge coverage ratio under the credit agreement. On September 16, 2024, the Company entered into Amendment No. 8 to its revolving credit agreement that, among other things, reduced the total permitted borrowings under the revolving line of credit by $20 million to $320 million. Amendment No. 8 required the Company to maintain a minimum amount available to be drawn under the credit facilities, based on eligible finance receivables and inventory, of $20 million, or $50 million, if the outstanding principal balance under the line of credit equaled or exceeded $300 million. The amendment also required the Company to use the net proceeds of any junior capital raise of $50 million or more to pay down the then outstanding principal balance of the line of credit. The Company used the $73.8 million in aggregate net proceeds from its underwritten public common stock offering completed during the second quarter of fiscal year 2025 to pay down a portion of the outstanding balance of the line of credit. The amendment also made certain modifications to the fixed charge coverage ratio covenant under the credit agreement and restricts the Company from making future repurchases of its common stock, along with the agreement’s existing restrictions on other distributions to the Company’s shareholders. Thus, the Company is limited in its ability to pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.
On February 28, 2025, the Company entered into Amendment No. 9 to its revolving credit agreement that, among other things, extends the maturity date of the credit facility to March 31, 2027 and increases the total permitted borrowings by $30 million to $350 million. Under the amendment, the Company will be required to maintain a minimum amount available to be drawn under the credit facilities, based on eligible finance receivables and inventory, of $20 million when the outstanding principal balance under the line of credit is less than or equal to $325 million. If the outstanding principal balance under the line of credit is greater than $325 million, the Company will be required to maintain a minimum availability of $50 million. The amendment makes further adjustments to the required fixed charge coverage ratio, including incremental increases in the required ratio through July 31, 2026. The amendment also decreases the Company’s permissible capital expenditure limit from $35.0 million to $25.0 million in the aggregate during any fiscal year.
In July 2024, the Company entered into a $150 million amortizing warehouse agreement backed by a portion of its finance receivables. The warehouse facility accrued interest at a rate of SOFR plus 350 basis points, with payments of principal and interest due monthly and a scheduled maturity date of July 12, 2026. The Company primarily used the funds from the warehouse facility to pay down the current revolving loan balance. On September 16, 2024, the Company entered into an amendment to the warehouse agreement that amended the fixed charge coverage ratio covenant consistent with Amendment No. 8 to the revolving credit agreement and modified certain other financial covenants under the warehouse agreement. In October 2024, the Company used the proceeds from its October 2024 asset-back term securitization funding to pay down the outstanding balance under the warehouse loan facility. No debt was outstanding under the warehouse loan facility as of January 31, 2025.
The Company expects to use cash from operations and other financing sources to (i) periodically pay down the outstanding principal balance of the revolving line of credit, (ii) grow its finance receivables portfolio, (iii) purchase fixed assets of approximately $9 million in the next 12 months as we complete facility updates and general fixed asset requirements, (iv) fund dealership acquisitions as opportunities arise on terms acceptable to the Company, and (v) reduce the Company’s remaining debt to the extent excess cash is available.
The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for at least one year from the financial statement issuance date through expected financing sources such as additional securitized borrowings or public registered offerings.
Off-Balance Sheet Arrangements
The Company has two standby letters of credit relating to insurance policies totaling $4.4 million at January 31, 2025.
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
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2025.
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
The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At January 31, 2025, the weighted average contract term was 48.3 months, with 35.7 months remaining. The allowance for credit losses at January 31, 2025 of $333.3 million, was 24.31% of the principal balance in finance receivables of $1.5 billion, less unearned accident protection plan revenue of $50.4 million and unearned service contract revenue of $57.1 million, less APP claims of $7.3 million.
The allowance for credit losses is a critical accounting estimate for the following reasons:
•estimates relating to the allowance for credit losses require management to project future loan performance, including cash flows, prepayments, and charge-offs;
•the allowance for credit losses is influenced by factors outside of management’s control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions including, but not limited to, inflation; and
•judgment is required to determine whether the model used to generate the allowance for credit losses produces results that appropriately reflect a current estimate of lifetime expected credit losses.
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
Interest rate risk. The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had an outstanding balance on its revolving line of credit of $73.1 million at January 31, 2025. The impact of a 1% increase in interest rates would result in increased annual interest expense of approximately $7.3 million and a corresponding decrease in net income before income tax.
The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed annual interest rate based on the Company’s contract interest rate as of the origination date of the installment sales contract, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates. During the third quarter of fiscal 2024, the Company increased the interest rate by 0.25%. The Company’s finance receivables carry annual interest rates ranging from 12.99% to 23.0%. The interest rate on the Company’s revolving credit facilities is generally SOFR plus 3.50%, or for non-SOFR amounts the base rate of 7.50% plus 1% at January 31, 2025.
Item 4. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2025. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.
b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three-month period ending January 31, 2025 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
The risk factor captioned, “The coming maturity of the Company’s revolving line of credit in September 2025 could adversely affect our business,” disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2024, is no longer applicable as a result of the amendment to the Company’s revolving credit agreement entered into on February 28, 2025, which extended the maturity date of the revolving line of credit to March 31, 2027. Except for the foregoing, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company is authorized to repurchase shares of its common stock under its common stock repurchase program. On December 14, 2020, the Board of Directors authorized the repurchase of up to an additional one million shares along with the balance remaining under its previous authorization approved and announced on November 16, 2017. No shares were repurchased under the Company’s stock repurchase program during the third quarter of fiscal year 2025.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
During the three months ended January 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1
Indenture, dated January 31, 2025, by and between ACM Auto Trust 2025-1 and Deutsche Bank National Trust Company, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2025).

10.1
Purchase Agreement, dated January 31, 2025, by and between Colonial Auto Finance, Inc. and ACM Funding, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2025).

10.2
Sale and Servicing Agreement, dated January 31, 2025, by and among ACM Auto Trust 2025-1, ACM Funding, LLC, America’s Car Mart, Inc., and Deutsche Bank National Trust Company, as Indenture Trustee, Calculation Agent, and Paying Agent, and Systems & Services Technologies, Inc. as Backup Servicer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2025).

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

Dated: March 10, 2025