Form 10-K
period 2025-04-30
AMERICAS CARMART INC
filed 2025-08-08
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 31, 2024 was $277,362,257 (7,104,566 shares), based on the closing price of the registrant’s common stock on October 31, 2024 of $39.04.
There were 8,277,627 shares of the registrant’s common stock outstanding as of July 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

EXPLANATORY NOTE

America’s Car-Mart, Inc. (“we” or the “Company”) is filing this comprehensive Annual Report on Form 10-K for the fiscal year ended April 30, 2025 (this “Form 10-K”). This comprehensive Form 10-K contains the restatement of the Company’s Consolidated Financial Statements for the fiscal year ended April 30, 2024 and also includes restated disclosure information from each of the quarterly periods included in the Company’s Quarterly Reports on Form 10-Q filed during the fiscal years ended April 30, 2025 and 2024.
Background of Restatement
As noted in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 30, 2025, the Company concluded on July 29, 2025 that the Company’s annual financial statements for year ended April 30, 2024 included in its Annual Report on Form 10-K for the year ended April 30, 2024 and interim financial statements included in its Quarterly Reports on Form 10-Q for each quarter during fiscal years 2024 and 2025 through January 31, 2025 (collectively, “Non-Reliance Periods”) should no longer be relied upon because they omitted certain required disclosures under Accounting Standards Codification (“ASC”) 310-10-50-42 through 50-44 regarding contract modifications made to borrowers experiencing financial difficulty. These omitted disclosures relate to our systematic modification program affecting $436.1 million, or 28.9%, of the Company’s gross finance receivables as of April 30, 2025.
As further described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II of this Form 10-K, in connection with the preparation of the Company’s financial statements for the fiscal year ended April 30, 2025, the Company concluded that there were omissions in our prior period financial statements with respect to required disclosures under the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The Company reviewed the requirements of ASC 310-10-50-42 through 50-44, and based on its review, concluded that detailed disclosures were required for contract modifications made to borrowers experiencing financial difficulty, which had not been previously included in our financial statements.
The restatement to include the omitted disclosures does not have any impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows, as previously reported. The Company is including the required disclosure information for such contract modifications in this Form 10-K. For interim periods in 2024 and 2025, these disclosures are included in Item 7.
Internal Control Considerations
As discussed in Part II, Item 9A, Controls and Procedures, to this Form 10-K, in connection with the restatement to include the incremental required disclosures discussed above, management identified a material weakness in its internal control over financial reporting in relation to having inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under generally accepted accounting principles (“GAAP”). This principally resulted from (1) incorrect assessment during the initial adoption of ASU 2022-02, (2) ineffective disclosure controls and procedures that did not identify missing required disclosures under ASC 310-10-50-42 through 50-44, and (3) turnover in technical accounting resources leading to a reduction of requisite expertise. Management, with concurrence of the Audit Committee of the Company’s Board of Directors, has concluded that this material weakness existed as of the end of each of the Non-Reliance Periods. Accordingly, although our disclosure controls and procedures as of April 30, 2024 and at the end of each quarterly reporting period in fiscal years 2025 and 2024 were originally assessed to be effective, as a result of the restatement, the Company reevaluated its disclosure controls and procedures at the end of each quarterly reporting period in fiscal years 2025 and 2024 and as of April 30, 2024 and determined this to no longer be the case and they were ineffective at the end of each of those periods. Similarly, the Company’s internal controls over financial reporting as of April 30, 2024 were not effective due to the material weakness discussed above.

AMERICA’S CAR-MART, INC.
FORM 10-K
FOR FISCAL YEAR ENDED APRIL 30, 2025

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
•customer growth;
•gross profit margin percentages;
•gross profit per retail unit sold;
•business acquisitions;
•technological investments and initiatives;
•future revenue growth;
•receivables growth as related to revenue growth;
•new dealership openings;
•performance of new dealerships;
•interest rates;
•future credit losses;
•the Company’s collection results, including but not limited to collections during income tax refund periods;
•future supply and demand for used vehicles;
•availability of used vehicle financing;
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
Item 1. Business
Business and Organization
America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the “Company” include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2025, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.
Business Strategy
In general, it is the Company’s objective to continue to expand its business using the same business model that has been developed and used by Car-Mart for over 40 years with enhancements to our technology and core products to better serve our customers. This business strategy focuses on:

Collecting Customer Accounts. Collecting customer accounts is perhaps the single most important aspect of operating an Integrated Auto Sales and Finance used car business and is a focal point for dealership level and corporate office personnel on a daily basis. The Company measures and monitors the collection results of its dealerships using internally developed delinquency and account loss standards. A large part of dealership management and account representatives’ incentive compensation is tied directly or indirectly to collection results. The Company utilizes numerous collections strategies to mitigate loss and provide ongoing support to its customers who often experience financial challenges. The Company has a collections department and support staff at the corporate level to work with field operators to improve collection results. This team monitors efficiencies and the effectiveness of account representatives as they work to improve customer success rates. The Company also utilizes several collection efforts centrally at the corporate office through texting, phone calls and other methods to supplement the field efforts. As part of our collections efforts we offer contract modifications, primarily involving term extensions. Over the last five fiscal years, the Company’s annual provision for credit losses as a percentage of sales has ranged from a low of 19.31% in fiscal 2021 to a high of 36.48% in fiscal 2024, with an average of 28.14% over the period. During fiscal 2025, credit losses improved to 32.68% due to the continued favorable performance in contracts originated under the Company's enhanced underwriting system.
Standardized Operations with Local Empowerment and Customer Engagement. The Company’s dealerships operate within a consistent framework of standardized processes that ensure quality, compliance, and operational efficiency across all locations. These processes guide key functions such as vehicle quality assurance, sales lead generation, credit decision-making through our loan origination system, and contract collections. While these standards provide a cohesive operational foundation, dealership managers are empowered to make decisions that best serve their customers. This localized leadership fosters responsiveness to customer needs and strengthens community ties. Approximately 46% of customers make their payments in person at a dealership, enabling regular face-to-face interactions that build trust, encourage timely payments, and provide immediate support for service or payment concerns. This blend of structured operations and community-level empowerment supports a customer-centric culture that drives engagement and satisfaction.
Expansion Through Disciplined Organic Growth and Strategic Acquisitions. The Company pursues growth through both increased revenue generation at existing dealership locations and the selective addition of new dealerships, either through openings or acquisitions. Historically, organic growth from existing operations has represented the primary driver of the Company’s expansion. To support this strategy, the Company continues to invest in infrastructure improvements designed to enhance dealership performance and facilitate the growth of its customer base.
In fiscal year 2025, the Company completed the acquisition of a dealership group comprising two locations. The Company intends to continue expanding its footprint primarily through the pursuit of strategic acquisition opportunities that are expected to strengthen its brand and optimize long-term shareholder returns. The Company has successfully completed acquisitions in each of the past five fiscal years and anticipates that future acquisitions will continue to contribute meaningfully to its overall growth trajectory. These strategic initiatives are subject to ongoing evaluation and may be adjusted in response to internal assessments or changing market conditions.
Selling Basic Transportation. The Company focuses on selling basic and affordable transportation to its customers. The Company’s average retail sales price was $19,398 per unit in fiscal 2025, compared to $19,113 in fiscal 2024. Used vehicle pricing continued to increase due to the high demand and tight supply of used vehicles. In general, the demand for quality, used vehicles has increased due to a shortage of new vehicles leading to inventory constraints in both the new and used vehicle markets. Management expects continued pressure on the supply and price of used vehicles for the near term. The Company focuses on providing a quality vehicle with affordable payment terms while maintaining relatively shorter-term lengths compared to others in the industry on its installment sales contracts (overall portfolio weighted average of 48.3 months).
Operating in Smaller Communities. As of April 30, 2025, approximately 69% of the Company’s dealerships were located in communities with populations of 50,000 or fewer. The Company believes that focusing on these smaller markets fosters stronger personal relationships with customers, which supports improved collection performance. Additionally, operating costs—including salaries, rent, and advertising—tend to be lower in these areas compared to major metropolitan markets. As the Company continues to build out its infrastructure and centralize certain operational functions, it may selectively expand into larger urban markets where strategically appropriate.
Enhanced Management Talent and Experience. The Company seeks to hire honest and hardworking individuals to fill entry-level positions, nurture and develop these associates, and promote them to managerial positions from within the Company. By promoting from within, the Company believes it is able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates by providing opportunities for advancement. Our associates are core to our ability to serve the needs of our customers in a manner that is consistent with our mission and values. Due to growth, the Company has, to a larger extent, also had to look outside of the Company for associates possessing requisite skills and core competencies and who share the values and appreciate the unique culture the Company has developed over the years. Management expects to continue recruiting outside talent to support future growth. While the Company’s operating success and its Recruiting Team have aided Management's recruiting efforts, the Company expects the hiring environment to continue to be challenging as a result of increasing wages, competition for qualified workers, and the impact of inflation on our business and operations.
Cultivating Customer Relationships. The Company believes that maintaining and nurturing a strong relationship with its customers is critical to the success of the Company. A large percentage of sales at mature dealerships are made to repeat customers, and additional sales result from customer referrals. By developing a personal relationship with its customers, the Company believes it is in a better position to assist a customer, and the customer is more likely to cooperate with the Company should the customer experience financial difficulty during the term of their installment contract. The Company is able to cultivate these relationships through traditional communication channels and direct face-to-face interactions, as a high percentage of customers visit Company dealerships in person to make payments and for account and vehicle servicing needs. In addition, the Company uses digital communication channels such as email and SMS, as well as emerging technologies such as our customer relationship management software.
Business Strengths
The Company believes it possesses a number of strengths or advantages that distinguish it from most of its competitors. These business strengths include:
Experienced Management Team. The Company is led by a senior management team with significant experience in the automotive industry and specific expertise in serving subprime customers. Management has demonstrated the ability to adapt to changes in market conditions, implement operational improvements, and evaluate growth opportunities, including the integration of new technologies and business processes. The team’s industry knowledge and customer focus support the Company’s efforts to enhance operational efficiency, align its offerings with customer needs, and pursue long-term growth initiatives. Management’s experience and leadership are key contributors to the Company’s strategic execution and competitive positioning within the used vehicle market.
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
Cost-Efficient Operating Model. The Company has designed its dealership and corporate operations to maintain a disciplined focus on minimizing operating costs. Staffing levels at each dealership are aligned with the number of active customer accounts serviced, ensuring operational scalability. Associate compensation is standardized by position and adjusted to reflect regional market conditions. Other operating expenses are rigorously monitored and controlled to maintain cost efficiency. The Company leverages technology to enhance operational productivity; recent investments in a new loan origination system and an enterprise resource planning (ERP) system have been instrumental in driving efficiencies and providing greater operational flexibility to support growth. The Company regularly tracks operating costs as a percentage of revenues and on a per-customer basis, striving to deliver high-quality service while maintaining a cost-efficient structure.
Well-Capitalized. The Company believes it can fund its planned growth from net income generated from operations supplemented by its external capital resources. To the extent external capital is needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities, and to participate in the securitization market from time to time, when appropriate. The Company may also choose to access other debt or equity markets if needed or if market conditions are favorable to pursue its growth and acquisition strategies. Management will continue to scrutinize capital deployment to manage appropriate liquidity and access to capital to support growth. As of April 30, 2025, the Company’s ratio of debt to finance receivables (revolving credit facilities and non-recourse notes payable divided by principal balance of finance receivables) was 51.5%. Excluding the amount of total cash, the Company’s adjusted ratio of debt to finance receivables (a non-GAAP measure) as of April 30, 2025 was 43.2%, which the Company believes is lower than many of its competitors. For a reconciliation of the adjusted debt to finance receivables ratio to the most directly comparable GAAP financial measure, see “Non-GAAP Financial Measure” included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Significant Expansion Opportunities. The Company historically targets smaller communities in which to locate its dealerships (i.e., populations from 20,000 to 50,000), but has operations in larger cities such as Austin, Texas; Tulsa, Oklahoma; Lexington, Kentucky; Springfield, Missouri; Chattanooga and Knoxville, Tennessee; and Little Rock, Arkansas. The Company believes there are numerous suitable communities to expand our physical footprint within the twelve states in which the Company currently operates and other contiguous states to satisfy anticipated dealership growth for the next several years. In addition, the Company is leveraging its growing online presence, including an intuitive website, online inventory browsing, and seamless online application process, to improve the buying experience while also reaching beyond physical dealership locations.
Business Segment Information
The Company operates in a single reportable segment which represents our core business of offering integrated automotive sales and financing solutions for customers with limited financial resources regardless of credit history. For more information regarding our one reportable segment, see Note O to the Consolidated Financial Statements in Item 8 of this Annual Report Form 10-K, which is incorporated herein by reference.
Operations
Operating Segment. The Company operates with its consolidated results regularly reviewed by the Company’s Chief Operating Decision Maker in an effort to make decisions about resources to be allocated and to assess performance. The Company operates in the Integrated Auto Sales and Finance segment of the used car market. In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the contracts as well as the regulatory environment in which the Company operates, all have similar characteristics. Given the Company's single segment structure, there is no need for segment aggregation.
Dealership Organization. The Company’s dealerships operate with significant operational autonomy. Each dealership is responsible for vehicle sales, credit decision-making (subject to parameters established within the Company’s loan origination system), and the servicing and collection of installment contracts originated at the location, with support from the corporate office. Monthly financial statements for each dealership are prepared by the corporate office and reviewed by multiple levels of management to ensure oversight and accountability. The size of the workforce at each dealership varies based on the number of active customer accounts, ranging from as few as three to as many as forty-eight full-time associates. Larger dealerships typically employ personnel in roles such as general manager, assistant manager(s), office manager, office clerks, service manager, collections staff, sales staff, inventory associates (detailers), and on-call drivers. Dealerships generally operate Monday through Saturday, from 9:00 a.m. to 6:00 p.m.
Dealership Locations and Facilities. Below is a summary of dealerships operating during the fiscal years ended April 30, 2025, 2024, and 2023:

	Years Ended April 30,
	2025	2024	2023
Dealerships at beginning of year	154	156	154
Dealerships opened or acquired	2	1	3
Dealerships closed	(2)	(3)	(1)

Dealerships at end of year	154	154	156
Below is a summary of dealership locations by state as of April 30, 2025, 2024, and 2023:

	Years Ended April 30,
Dealerships by State	2025	2024	2023
Arkansas	37	37	37
Oklahoma	29	29	30
Missouri	18	18	18
Alabama	16	16	16
Texas	16	14	14
Kentucky	12	12	12
Georgia	7	9	9
Tennessee	9	9	10
Mississippi	5	5	5
Illinois	3	3	3
Indiana	1	1	1
Iowa	1	1	1

Total	154	154	156
Dealerships are located on leased or owned property between one and four acres in size. When opening a new dealership, the Company will either remodel an existing structure on the property to conduct business or construct a new facility. Dealership facilities typically range in size from 1,500 to 5,000 square feet.
Vehicle Procurement. The Company acquires vehicles primarily from wholesalers, new car dealers, rental and fleet companies, auctions, and the general public. Vehicle purchasing is primarily conducted by corporate buyers, with additional support from purchasing agents located in the Company’s local markets. Additionally, dealership managers are authorized to procure vehicles as needed to meet local demand. The Company establishes centralized purchasing guidelines and actively monitors the quantity and quality of vehicles acquired, holding responsible parties accountable for adherence to these standards. In evaluating inventory purchases, the Company focuses on three primary criteria:
•Compliance with Company standards, including an internal condition report;
•Costs and physical characteristics of the vehicle, based on market values; and
•Vehicle reliability and historical performance, based on market conditions.

Generally, the Company acquires vehicles that are between five and twelve years old, with mileage ranging from approximately 70,000 to 140,000 miles, and pays between $7,000 and $15,000 per vehicle, with an average purchase price of approximately $9,500. The Company’s primary focus is providing reliable, basic transportation to its customers. The vehicle inventory primarily consists of sport utility vehicles, trucks, and sedans, while the Company typically does not acquire sports cars or luxury vehicles. Prior to sale, a member of dealership management inspects and test-drives each vehicle to ensure quality standards are met. Given the Company’s limited capacity for vehicle repair and reconditioning, it strives to purchase vehicles requiring minimal repairs. To support this strategy and maintain access to quality, affordable inventory, the Company has established relationships with third-party reconditioning firms. These partnerships leverage volume to negotiate favorable labor rates and consistent condition reporting, particularly for repossessed and traded vehicles, thereby expanding the Company’s access to a broader selection of lower-cost vehicles.
Selling, Marketing, and Advertising. Dealerships typically maintain an inventory ranging from 20 to 90 vehicles, depending on the size, maturity, and seasonal factors affecting the location. Inventory turnover occurs approximately seven times annually. Vehicle sales are primarily conducted by dealership managers, assistant managers, manager trainees, or sales associates. Sales associates receive a commission in addition to an hourly wage.
Sales are completed on an “as is” basis; however, customers have the option to purchase a service contract covering certain vehicle components and assemblies. For covered repairs, the Company coordinates service through third-party service centers with which it has negotiated favorable labor rates. A substantial majority of customers elect to purchase such service contracts at the time of sale.
Additionally, the Company offers an Accident Protection Plan (“APP”) to customers who finance their purchases. This product contractually obligates the Company to cancel the outstanding balance on the financing contract if the vehicle is declared a total loss or is stolen, as defined under the terms of the APP agreement. The APP product is available in most states where the Company operates, and the vast majority of financed customers elect to purchase it.
The Company maintains a seven-day vehicle exchange policy. Customers dissatisfied with their purchase may exchange the vehicle for one of comparable value within seven days of purchase or before the vehicle accrues 500 miles, whichever occurs first.
The Company’s objective is to provide customers with reliable basic transportation at a fair price while fostering positive customer experiences to encourage repeat business. The Company seeks to establish and maintain a strong reputation within each community it serves, generating new business through customer referrals. For mature dealerships, repeat customers represent a significant portion of total sales.
The Company employs a comprehensive marketing strategy, leveraging both traditional and digital channels across owned, paid, and earned media platforms. The Company employs promotional sales campaigns to drive demand and boost application volumes. To support and refine its brand strategy, the Company engages an external marketing firm that provides specialized expertise and scalability.
Underwriting and Finance. The Company provides financing to substantially all customers who purchase vehicles at its dealerships. Financing is offered exclusively for the purchase of the Company’s vehicles and selected ancillary products; the Company does not extend financing to non-customers. As of April 30, 2025, the Company’s installment sales contracts typically include down payments ranging from 0% to 20%, with an average down payment of 5.5%). Contract terms range from 18 months to 79 months, averaging 48.3 months, with a fixed annual interest rate ranging from 12.99% to 23.0% based primarily on the customer's credit score and applicable state usury limits. The portfolio weighted average interest rate is 17.6%.
Payment schedules are designed to align with customers’ pay periods and may be weekly, bi-weekly, semi-monthly, or monthly, with approximately 78% of payments due on a weekly or bi-weekly basis. Once preliminary financing terms are agreed upon, the Company obtains a credit application from the customer, which includes information on employment, residence, credit history, and personal references. This information is entered into the Company’s loan origination system and subject to verification by Company personnel. Following verification, the dealership manager reviews and either accepts, rejects, or modifies the proposed transaction, potentially requiring a higher down payment or recommending a lower-priced vehicle.
Recent refinements to underwriting guidelines within the origination system have enhanced dealership managers’ ability to evaluate applicants’ stability and creditworthiness. The dealership manager who approves the credit decision is ultimately responsible for contract collections, with compensation directly tied to the collection performance of the dealership. Centralized support is provided to dealership managers through underwriting assistance, training, and regular reporting to monitor customer accounts on a daily, weekly, and monthly basis.
Collections. The Company services all retail installment contracts through personnel located at the dealership level. Approximately 46% of customers make payments in person at the dealership where they purchased their vehicle. To facilitate convenience, the Company offers multiple payment options, including mail payments, in-person debit or cash payments, debit or ACH auto drafts, mobile and online payments, phone system payments, and payments at select retailers using personalized barcodes.
Each dealership closely monitors customer accounts using the Company’s proprietary receivables and collections software, which stratifies past due accounts by days delinquent. Senior operations personnel, including vice presidents and area operations managers, regularly review collection performance to ensure compliance with established policies and procedures. The Company believes timely engagement with past due accounts is critical to successful collections.
The Company has established delinquency standards for accounts one and two weeks past due, 15 or more days past due, and 30 or more days past due, as well as loss standards related to repossessions and charge-offs. The Company actively works to maintain low delinquency rates and minimize repossessions. Customers who are one to three days late on payments receive telephone or text message reminders, with all contact notes recorded electronically. The Company also utilizes centralized text messaging notifications, allowing customers to opt in for payment reminders and late notices via text.
During the collections process, the Company regularly offers contract modifications to customers experiencing financial difficulty. Approximately half of the Company’s installment sale contracts on average require one or more minor modifications to accommodate changes in the customer’s financial circumstances over the life of the contract. Modifications typically involve minor adjustments to payment terms, such as modest extensions to the overall contract term to lower the installment payment amount, provided that such modifications are expected to increase recoveries and the likelihood of repayment. The Company expects to collect all amounts due, including accrued interest at the contractual rate, during any modification period. When a customer’s contract is modified, the outstanding balance generally remains unchanged. Extension periods are limited to twelve months beyond the initial payment term and can be used in one or more modifications over the life of the contract. The Company’s use of contract term extensions and other modifications helps the Company mitigate credit loss and potential repossession of the underlying vehicle.
In addition to routine contract modifications, a limited subset of the Company’s installment sale contracts—representing approximately 1.1%, 1.1%, and 1.0% of total finance receivables as of April 30, 2025, 2024 and 2023, respectively—require modification due to customers entering bankruptcy protection. These modifications typically include a reduction in the contractual interest rate and/or an extension of the contract term as part of the customer’s court-approved bankruptcy plan. Under these circumstances, the bankruptcy trustee assumes responsibility for distributing payments to creditors on behalf of the bankruptcy court, including the Company, as allocated under the bankruptcy plan. If the customer’s bankruptcy proceeding is dismissed, the Company's collection process reverts back to the existing terms of the installment sales contract.
The Company prioritizes amicable resolution of payment delinquencies prior to vehicle repossession. In cases of severe delinquency where management determines that future timely payments are unlikely, the Company initiates repossession proceedings. For repossessed vehicles, a significant portion are voluntarily returned or surrendered by customers. Remaining repossessions are conducted by Company personnel or third-party agents. Depending on condition, repossessed vehicles are either retailed through Company dealerships or sold wholesale, primarily via physical or online auctions.
New Dealership Openings. In addition to its strategic acquisition initiatives, the Company continues to evaluate opportunities to open new dealership locations. Site selection decisions are made by senior management in coordination with corporate office personnel, taking into consideration demographic, economic, and competitive factors relevant to each prospective market. New dealerships are generally established in proximity to existing locations to facilitate operational oversight and support from the corporate office. This geographic clustering also enhances logistical efficiency and ensures alignment with the Company’s operational standards and policies.
Dealership Acquisitions. Since 2020, the Company has pursued a deliberate strategy of acquiring established dealerships to expand its geographic footprint, enhance operational scale, and strengthen its position within the used vehicle market. Most recently, the Company completed the acquisition of two used car dealerships in the Austin, Texas area, further expanding its market presence and enabling the Company to serve a broader customer base.
The acquisition of established dealerships provides the Company with the ability to accelerate growth by leveraging the existing infrastructure, personnel, and customer relationships of the acquired entities. These acquisitions have enhanced the Company’s operational efficiency and enabled greater brand reach while providing immediate access to experienced management teams and established local market knowledge.
The Company continues to actively seek additional acquisition opportunities, including in markets beyond its current geographic footprint. Management believes that ongoing changes in the competitive landscape may create favorable conditions to acquire well-performing dealerships operated by experienced ownership groups. Such acquisitions are expected to support long-term growth, improve scale-driven efficiencies, and deliver enhanced value to shareholders and customers alike.
Corporate Office Oversight and Management. The Company’s corporate headquarters, located in Rogers, Arkansas, provides centralized oversight of dealership operations. It includes senior management and personnel supporting functions such as regional operations, inventory, sales, collections, compliance, human resources, accounting, and information systems.
The corporate office monitors dealership performance through daily, weekly, monthly, and annual reviews of financial and operational data, including cash receipts, inventory levels, receivables aging, and sales performance. This information is used to prepare company-wide reports and manage field operations.
Senior management, area operations managers, compliance auditors, and loss prevention staff periodically visit dealerships to assess operations and ensure adherence to policies. The corporate office also develops and coordinates training programs, with a focus on managerial development and staff training.
Dealership performance is evaluated based on sales, delinquency and account loss performance and other key performance indicators. The corporate office manages written-off accounts, allowing dealerships to focus on current collections. Monthly meetings with dealership managers provide a platform for training, performance recognition, and goal setting.
The corporate office is responsible for policy development, compliance audits, new dealership openings, and the Company’s strategic direction.
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
Used Car Financing. The used automobile financing industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Integrated Auto Sales and Finance dealers. Many loans that flow through the more traditional sources have historically ended up packaged in the securitization markets. Despite significant opportunities, many of the traditional lending sources have not historically been consistent in providing financing to individuals with limited credit histories or past credit problems. Management believes traditional lenders have historically avoided this market because of its high credit risk and the associated collections efforts. In addition, as a result of the recent inflationary environment, increased funding costs, and increased insurance costs, credit availability for used vehicle financing across the market has tightened from the financing availability levels experienced during the past decade. Management expects the current conditions to continue for the foreseeable future and believes the reduced availability of used vehicle financing elsewhere will provide the Company an opportunity to gain market share and better serve an increasing customer base.

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
The Company is also subject to a variety of federal, state and local laws and regulations that pertain to the environment, including compliance with regulations concerning the use, handling and disposal of hazardous substances and waste.
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
Human Capital Resources
At America’s Car-Mart, Inc., our associates are the heart of our business. Our associates are committed to making a difference for customers, their communities and each other. As of April 30, 2025, the Company, including its consolidated subsidiaries, employed a diverse associate base of approximately 2,300 full-time associates. None of the Company’s employees are covered by a collective bargaining agreement, and the Company is committed to an environment where associates feel respected, valued, and empowered to reach their full potential.
Equity and Inclusion

The Company’s culture is one that values equity and inclusion and fosters engagement. We view inclusion as an important factor in reflecting the values and cultures of all our associates. Each of our dealerships is a locally operated business, and our associates must represent the communities in which we serve.
Fostering an open-door culture based on compassion, respect, and open communications is essential for driving long-term success of the Company’s culture. Car-mart conducts engagement surveys and exit surveys which allow the Company to gain insight to associate sentiment and address workforce priorities.
Employee Safety and Well-being
Ensuring the safety of all associates is a critical priority for the Company. Associates are expected to stay informed about safety initiatives and to report unsafe conditions immediately. All vendors must comply with all applicable laws and regulations while also satisfying the Company’s due diligence processes and related vendor requirements. The Company’s annual and continuing safety goals are to eliminate all preventable work-related injuries, illnesses and property damage and achieve 100% compliance with all established safety procedures. Internally, we track workplace injuries among associates, as well as injuries among customers and other third parties that occur at our facilities. With our comprehensive safety and education program and attention to proper procedures at our dealerships, the number of incidents is below industry standards for all retail locations.
Our Legal and Compliance departments are responsible for safety education, training, OSHA compliance and reporting, and regular reviews of indicators and areas where risks and injuries can occur, helping to eliminate hazards. General Managers at each dealership are responsible for safety at their location on a daily basis, and members of the safety committee at our corporate office are trained on CPR and other emergency procedures and regularly conduct drills for events such as a fire or tornado.
From a health perspective, the Company believes it is important to support the physical, mental, social, environmental and financial well-being of our Car-Mart associates at work and at home. To support this commitment, we provide a comprehensive Employee Assistance Program at no additional cost to our associates and their immediate family members. We seek to empower associates to improve and maintain their overall health and wellness through this program which provides associates access to financial planning, legal consultants, and professional resources that promote associates’ mental health and general well-being. Further, we offer resources for preventive care, such as flu shots, vaccinations and other preventative health screenings.
Talent Management, Compensation, and Development
Talent Management and Associate Development. The Company is dedicated to fostering a work environment and organizational culture that attracts, develops, and retains highly motivated associates. We aim to provide our associates with challenging opportunities, an environment conducive to entrepreneurial thinking, and the resources necessary for career development. As we continue to grow our operations, our success relies on our ability to consistently attract, hire, and retain top-tier talent at all levels of the organization.
The Company’s talent management strategy encompasses targeted recruitment efforts through prominent online job platforms, complemented by internal career advancement opportunities to support the ongoing development of our associate pipeline. We offer a competitive compensation and benefits program designed to promote both personal and professional growth, while ensuring our associates acquire the skills and experience necessary to secure a financially stable retirement.
The Company provides a comprehensive compensation package tailored to the specific role each associate holds. Our compensation philosophy emphasizes performance, both on an individual and company-wide basis. Many associates have the opportunity to earn additional compensation through commissions, performance-based salary adjustments, and bonuses. All associates are compensated at levels exceeding both state and federal minimum wage requirements. Additionally, a broad selection of benefit options is made available to our associates to accommodate their unique needs.
The Company is committed to the continuous development of its associates through various training, mentoring, and career advancement programs. All associates are required to complete orientation courses on Company culture, safety, sexual harassment and discrimination awareness, and other compliance-related topics. Associates also have access to online training resources focused on enhancing job-specific skills, leadership competencies, and advanced subjects such as data literacy.
The Company’s Future Manager Training Program provides associates with comprehensive training in all aspects of dealership operations, including vehicle inventory management, facility operations, effective collection strategies, and leadership development. Furthermore, the Car-Mart U program builds upon the foundational knowledge gained through the Future Manager Training Program, offering a blended learning curriculum that prepares assistant managers for roles such as general manager or other senior management positions. This program incorporates advanced leadership training, business concepts, and customer experience strategies.
We believe that these initiatives underscore the Company’s commitment to the long-term growth, motivation, and success of our associates.
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
Executive Officers of the Registrant
The following table provides information regarding the executive officers of the Company as of July 31, 2025:

Name	Age	Position with the Company

Douglas Campbell	49	Chief Executive Officer and President

Jonathan M. Collins	53	Chief Financial Officer

Vickie D. Judy	59	Chief Accounting Officer

Jamie Fischer	46	Chief Operating Officer
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

Jonathan M. Collins became Chief Financial Officer of the Company on May 12, 2025. Before joining the Company, Mr. Collins served as the Chief Financial Officer for Walmart Africa since 2023. Prior to his role with Walmart Africa, Mr. Collins served as the Chief Accounting Officer for Flipkart Group, an e-commerce platform based in India, from 2020 to 2023. He also previously served as Controller for Walmart Canada from 2019 to 2020 and worked for 12 years in CFO advisory services for KPMG. Mr. Collins started his career as a software developer and eventually chief architect of the enterprise resource planning system for Alltel Information Systems.
Vickie D. Judy currently serves as Chief Accounting Officer and served as Chief Financial Officer of the Company from January 2018 to May 2025. Before becoming Chief Financial Officer in January 2018, Ms. Judy served as Principal Accounting Officer since March 2016 and Vice President of Accounting since August 2015. Since joining the Company in May 2010, Ms. Judy has also served as Controller and Director of Financial Reporting. Ms. Judy is a Certified Public Accountant and prior to joining the Company her experience included approximately five years in public accounting with Arthur Andersen & Co. and approximately 17 years at National Home Centers, Inc., a home improvement product and building materials retailer, most recently as Vice President of Financial Reporting.
Jamie Fischer has served as Chief Operating Officer of the Company since September 2024. Before becoming Chief Operating Officer, Ms. Fischer served as Head of Operations at DriveTime Automotive Group, Inc. (“DriveTime”) since 2021. She previously served as Senior Managing Director of Retail and Inventory Operations for DriveTime from 2018 until 2021 and held various leadership positions in operations and human resources management for DriveTime and its affiliated automotive warranty company, SilverRock, Inc., from 2012 to 2018. Prior to joining DriveTime, Ms. Fischer gained nearly a decade of experience in the auto retail industry, where she focused on operations and leadership development.
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
In the normal course of business, the used automotive retail industry is subject to changes in national and regional U.S. economic conditions, including, but not limited to, interest rates, gasoline and grocery prices, inflation, personal discretionary spending levels, and consumer sentiment about the economy in general. A downturn in economic conditions, disruptions in the equity or debt markets, high unemployment or underemployment, depressed vehicle or housing prices, unsustainable debt levels, high inflation, high interest rates, unfavorable changes in interest rates, the introduction of trade tariffs or other policies that negatively impact the automotive industry, declines in household incomes or savings, deteriorating consumer or business sentiment, consumer or commercial bankruptcy filings, or declines in the strength of national or local economies could decrease demand for our products and services, increase the amount and rate of delinquencies and losses, raise our operating and other expenses, and negatively impact the returns on and the value of our portfolio.
Recent and future disruptions in domestic and global economic and market conditions, including as a result of the recent and potential future implementation of increased tariffs and other changes in trade policies, or significant changes in the political environment and/or public policy, could adversely affect consumer demand or increase the Company’s costs, resulting in lower profitability for the Company. Due to the Company’s focus on non-prime customers, its actual rate of delinquencies, repossessions and credit losses on contracts could be higher under adverse economic conditions than those experienced in the automotive retail finance industry in general.
The outlook for the U.S. economy and the impacts to the automotive industry and individual consumers of the recently imposed tariffs, any future tariffs and any retaliatory actions by other countries remains uncertain, which may adversely affect the Company’s financial condition, results of operations and liquidity. Periods of economic slowdown or recession are often characterized by high unemployment and diminished availability of credit, generally resulting in increases in delinquencies, defaults, repossessions and credit losses. Further, periods of economic slowdown may also be accompanied by temporary or prolonged decreased consumer demand for motor vehicles and declining used vehicle prices.

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
The Company primarily acquires vehicles through wholesalers, new car dealers, rental and fleet companies, auctions, and the general public. However, there is no assurance that sufficient inventory will continue to be available to the Company, nor that vehicles will be available at comparable prices. Any reduction in inventory availability or increase in vehicle acquisition costs could negatively impact the Company’s gross margin, particularly as it strives to maintain affordable payments for its customer base. In such instances, the Company may need to absorb a portion of these cost increases, which could adversely affect profitability.
The availability and pricing of vehicles is heavily influenced by overall new car sales volumes. New car sales have historically been vulnerable to economic downturns and disruptions to supply chains and could be impacted by tariffs or the imposition of new tariffs, trade wars, barriers or restrictions, or threats of such actions. Any future decline in new car sales as a result of the recent and potential future U.S. trade policy changes or other factors could further exacerbate challenges related to sourcing inventory or increase the cost of vehicles.
Additionally, the Company’s ability to procure vehicles may be adversely affected by disruptions in the wholesale and auction markets, including closures or reduced operations due to future public health crises, continued economic volatility, or other unforeseen factors. Such disruptions could restrict access to vehicles or drive up acquisition costs, further impacting the Company’s operational performance and margins.
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
The used automotive retail industry is subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements and laws regarding advertising, vehicle sales, financing, and employment practices. Facilities and operations are also subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. The violation of these laws and regulations could result in administrative, civil, or criminal penalties against the Company or in a cease-and-desist order. As a result, the Company has incurred, and will continue to incur, capital and operating expenditures, and other costs of complying with these laws and regulations. Further, over the past several years, private plaintiffs and federal, state, and local regulatory and law enforcement authorities have increased their scrutiny of advertising, sales and finance activities in the sale of motor vehicles. Additionally, the Company’s finance subsidiary, Colonial, is deemed a “larger participant” in the automobile finance market and currently remains subject to examination and supervision by the CFPB, which has broad regulatory powers over consumer credit products and services such as those offered by the Company.
The Company’s business is geographically concentrated; therefore, the Company’s results of operations may be adversely affected by unfavorable conditions in its local markets.
The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the twelve states where the Company operates. The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas with approximately 28% of revenues resulting from sales to Arkansas customers. The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets. Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative effect on the Company’s results of operations.
The Company’s growth strategy is dependent upon the following factors:
•Favorable operating performance. Our ability to increase revenues at existing dealerships or expand our business through additional dealership openings or strategic acquisitions is dependent on a sufficiently favorable level of operating performance to support the management, personnel and capital resources necessary to successfully grow existing locations, open and operate new locations, or complete acquisitions.
•Ability to successfully identify, complete and integrate new acquisitions. Part of our current growth strategy includes strategic acquisitions of dealerships. We could have difficulty identifying attractive target dealerships, completing the acquisition or integrating the acquired business’ assets, personnel and operations with our own. Acquisitions are accompanied by a number of inherent risks, including, without limitation, the difficulty of integrating acquired companies and operations; potential disruption of our ongoing business and distraction of our management or the management of the target company; difficulties in maintaining controls, procedures and policies; potential impairment of relationships with associates and partners as a result of any integration of new personnel; potential inability to manage an increased number of locations and associates; failure to realize expected efficiencies, synergies and cost savings; reaction to the transaction among the companies’ customers and potential customers; and the effect of any government regulations which relate to the businesses acquired.
•Availability of suitable dealership sites. Our ability to open new dealerships is subject to the availability of suitable dealership sites in locations and on terms favorable to the Company. If and when the Company decides to open new dealerships, the inability to acquire suitable real estate, either through lease or purchase, at favorable terms could limit the expansion of the Company’s dealership base. In addition, if a new dealership is unsuccessful and we are forced to close the dealership, we could incur additional costs if we are unable to dispose of the property in a timely manner or on terms favorable to the Company. Any of these circumstances could have a material adverse effect on the Company’s expansion strategy and future operating results.
•Ability to attract and retain management for new and existing dealerships. The success of new dealerships is dependent upon the Company being able to hire and retain additional competent personnel. The market for qualified employees in the industry and in the regions in which the Company operates is highly competitive. If we are unable to hire and retain qualified and competent personnel to operate our dealerships, these dealerships may not be profitable, which could have a material adverse effect on our future financial condition and operating results.
•Availability and cost of vehicles. The cost and availability of sources of inventory could affect the Company’s ability to open new dealerships or increase revenue at existing dealerships. While new car sales volumes and the operations of auctions and wholesalers have generally stabilized since the pandemic, long-term changes in supply chain dynamics and vehicle turnover continue to create uncertainty and could be impacted by tariffs or the imposition of new tariffs, trade wars, barriers or restriction, or threats of such actions. Any of these factors could potentially have a significant negative effect on the supply of vehicles at appropriate prices available to the Company in future periods. This could also make it difficult for the Company to supply appropriate levels of inventory for an increasing number of dealerships without significant additional costs, which could limit our future sales or reduce future profit margins if we are required to incur substantially higher costs to maintain appropriate inventory levels.

•Acceptable levels of credit losses at new dealerships. Credit losses tend to be higher at new dealerships due to fewer repeat customers and less experienced associates; therefore, the opening of new dealerships, excluding acquired dealerships, tends to increase the Company’s overall credit losses. This may require the Company to incur additional costs to reduce future credit losses or to close the underperforming locations altogether. Any of these circumstances could have a material adverse effect on the Company’s future financial condition and operating results.
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
The global outbreak of COVID-19 led to severe disruptions in general economic activities, particularly retail operations and global supply chains, and affected consumer demand and the overall health of the U.S. economy for an extended period following the height of the pandemic. The effects of any future pandemic or similar public health crises could negatively impact all aspects of our business, including consumer demand, used vehicle sales and financing, finance receivable collections, repossession activity and inventory acquisition. The continued health and productivity of our associates, including management teams, is critical to our business, and any disruption could adversely affect our operations, The consequences of any future adverse public health developments could have a material adverse effect on our business, sales, results of operations and financial condition.
Additionally, our liquidity could be negatively impacted if economic conditions were to once again deteriorate due to a future public health crisis, which could require us to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, support the origination of vehicle financing, and meet our financial obligations. Capital and credit markets may also be disrupted by such events, and our ability to obtain any new or additional financing is not guaranteed and largely dependent upon evolving market conditions and other factors.
Risks Related to the Company’s Operations
The Company identified a material weakness in its internal control over financial reporting, and if it is unable to achieve and maintain effective internal control over financial reporting, its ability to produce accurate financial statements on a timely basis could be impaired and its public reporting may be unreliable.
Effective internal control over financial reporting is necessary for the Company to detect and prevent material misstatements in a timely manner in order to provide reasonable assurance regarding the reliability of our financial reporting and the presentation of its financial statements in accordance with GAAP. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by the Company in the reports we file or submit to the SEC is accumulated and communicated to management to allow timely decisions regarding required disclosure. A material weakness, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the Company’s evaluation of the effectiveness of its internal control over financial reporting as of April 30, 2025, the Company determined that it had a material weakness as of April 30, 2025 because of inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under GAAP. This principally resulted from (1) incorrect assessment during the initial adoption of ASU 2022-02, (2) ineffective disclosure controls and procedures that did not identify missing required disclosures under ASC 310-10-50-42 through 50-44, and (3) turnover in technical accounting resources leading to a reduction of requisite expertise. Accordingly, the Company’s disclosure controls and procedures and internal control over financial reporting as of April 30, 2025 were not effective due to the material weakness discussed above.

The Company is implementing significant organizational and process improvements to address the material weakness, including hiring experienced financial reporting personnel and enhancing its disclosure controls and procedures. The remediation actions are being monitored by the Audit Committee of the Board of Directors. However, the Company cannot assure you that these efforts will remediate this material weakness in a timely manner, or at all, or that the Company will be able to maintain effective controls and procedures even if it remediates this material weakness. If the Company is unable to successfully remediate this material weakness, design or operate effective controls and procedures, or identify any future material weaknesses, the accuracy and timing of its financial reporting may be adversely affected, it may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and it may experience a loss of public confidence, which could have an adverse effect on the Company’s business, financial condition and the market price of the Company’s common stock.
The Company is required to disclose changes made in its internal control procedures on a quarterly basis, and management is required to assess the effectiveness of these controls annually. As an “accelerated filer,” the Company’s independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of the Company’s internal controls could detect problems that management’s assessment might not. Any additional undetected material weaknesses in the Company’s internal controls could lead to further financial statement restatements and require the Company to incur additional expenses of remediation. In addition, if the Company is unable to remediate this material weakness, or if the Company is otherwise unable to conclude that its internal control over financial reporting is effective, the Company could lose investor confidence in the accuracy and completeness of its financial reports, the market price of its securities could decline, and the Company could be subject to sanctions or investigations by regulatory authorities. Failure to remedy any material weakness in the Company’s internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict the Company’s future access to the capital markets.
The Company may have a higher risk of delinquency and default than traditional lenders because it finances its sales of used vehicles to credit-impaired borrowers.
Substantially all of the Company’s automobile contracts involve financing to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders. Financing made to borrowers who are restricted in their ability to obtain financing from traditional lenders generally entails a higher risk of delinquency, default and repossession, and higher losses than financing made to borrowers with better credit. Delinquency interrupts the flow of projected interest income and repayment of principal from a contract, and a default can ultimately lead to a loss if the net realizable value of the automobile securing the contract is insufficient to cover the principal and interest due on the contract or if the vehicle cannot be recovered. The Company’s profitability depends, in part, upon its ability to properly evaluate the creditworthiness of non-prime borrowers and efficiently service such contracts. Although the Company believes that its underwriting criteria and collection methods enable it to manage the higher risks inherent in financing made to non-prime borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. Additionally, changes in regulatory or bankruptcy laws could have an impact on the Company’s losses. If the Company experiences higher losses than anticipated, its financial condition, results of operations and business prospects could be materially and adversely affected.
The Company’s allowance for credit losses may not be sufficient to cover actual credit losses, which could adversely affect its financial condition and operating results.
When applicable, the Company has to recognize losses resulting from the inability of certain borrowers to pay contracts and the insufficient realizable value of the collateral securing contracts. The Company maintains an allowance for credit losses in an attempt to cover net credit losses expected over the remaining life of the contracts in the portfolio at the measurement date. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical credit loss experience, changes in contractual characteristics (i.e., average amount financed, term, and interest rates), and other qualitative considerations, such as credit quality trends, collateral values, current and forecasted economic conditions, underwriting and collections practices, concentration risk, credit review, and other external factors. This evaluation is inherently subjective as it requires estimates of material factors that may be susceptible to significant change. If the Company’s assumptions and judgments prove to be incorrect, its current allowance for credit losses may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its contract portfolio which could adversely affect the Company’s financial condition and results of operations. In addition, any future deterioration in economic conditions or consumer financial health may result in additional future credit losses that may require us to increase the allowance for credit losses.
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
Security breaches, cyber-attacks or fraudulent activity could result in damage to the Company’s operations or lead to reputational damage.
Our information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunications failures, infiltration by unauthorized persons and security breaches, usage errors by our employees, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. A security breach of the Company’s computer systems could also interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer information is misappropriated from its computer systems. Any compromise of security, including security breaches perpetrated on persons with whom the Company has commercial relationships, that result in the unauthorized release of its users’ personal information, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence in the Company’s security measures, which could harm its business. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems and could harm relationships with the Company’s suppliers, which could have a material adverse effect on the Company’s business. Actual or anticipated attacks may cause the Company to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Despite the implementation of security measures, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks.
Most of the Company’s customers provide personal information when applying for financing. The Company relies on encryption and authentication technology to provide security to effectively store and securely transmit confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by the Company to protect transaction data being breached or compromised.
In addition, many of the third parties who provide products, services, or support to the Company could also experience any of the above cyber risks or security breaches, which could impact the Company’s customers and its business and could result in a loss of customers, suppliers, or revenue.
The Company may be unable to keep pace with technological advances and changes in consumer behavior, which could adversely affect its business, financial condition and results of operations.
The Company relies on its information technology systems to facilitate digital sales leads. The Company’s ability to optimize its digital sales platform is affected by online search engines and classified sites that are not direct competitors but that may direct online traffic to the websites of competing automotive retailers. These third-party sites could make it more difficult for the Company to market its vehicles online and attract customers to its online offerings. Further, to address changes in consumer buying preferences and to improve customer experience, inventory procurement and recruiting and training, the Company makes corresponding technology and systems upgrades. The Company may not be able to establish sufficient technological upgrades to support evolving consumer buying preferences and to keep pace with its competitors. If these systems fail to perform as designed or if the Company fails to respond effectively to consumer buying preferences or keep pace with technological advances by its competitors, it could have a material adverse effect on the Company’s business, financial condition and results of operations.
Changes in the availability or cost of capital and working capital financing could adversely affect the Company’s growth and business strategies, and volatility and disruption of the capital and credit markets and adverse changes in the global economy could have a negative impact on the Company’s ability to access the credit markets in the future and/or obtain credit on favorable terms.
The Company generates cash from income from continuing operations. The cash is primarily used to fund finance receivables growth. In addition to income from continuing operations, the Company generally funds its finance receivables growth and operations through borrowings under its revolving credit facilities and periodic issuances of non-recourse notes through asset-back securitization transactions. On a long-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or term securitizations. Any adverse changes in the Company’s ability to borrow under revolving credit facilities or by accessing the securitization market, or any increase in the cost of such borrowings, would likely have a negative impact on the Company’s ability to finance receivables growth which would adversely affect the Company’s growth and business strategies. Further, the Company’s current credit facilities and non-recourse notes payable contain various reporting and/or financial performance covenants. Any failure of the Company to comply with these covenants could have a material adverse effect on the Company’s operating results, financial condition, cash flow and ability to implement its business strategy.
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
The Company historically has not paid cash dividends on its common stock and currently does not anticipate paying future cash dividends on its common stock. Any determination to pay future dividends and other distributions in cash, stock, or property by the Company in the future will be at the discretion of the Company’s Board of Directors and will be dependent on then-existing conditions, including the Company’s financial condition and results of operations and contractual restrictions. The Company is also restricted from paying dividends or making other distributions to its shareholders without the consent of its lender. Therefore, stockholders should not rely on future dividend income from shares of the Company’s common stock.
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
•Threat detection through the use of security information and event management software;
•Incident management processes for any security-related activity, requiring senior management signoff;
•Corporate endpoint detection and response software, which monitors for malicious activities on external-facing endpoints;
•Cloud monitoring tools, running on primary public and private cloud environments;
•Data encryption at rest and during transit and immutable data backups; and
•Business continuity, disaster recovery and incident response plans.
We also expect our suppliers and third party service providers to follow the same industry-standard security practices that we follow. Despite having thorough due diligence, onboarding, and cybersecurity assessment processes in place for our suppliers, the responsibility ultimately rests with our suppliers to establish and uphold their respective cybersecurity programs. The ability and availability of information to monitor the cybersecurity practices and controls of our suppliers and third party service providers is limited, and there can be no assurance that we can prevent or mitigate the risk of any compromise or failure in information systems, software, networks, and other assets owned or controlled by our suppliers and third party service providers. Although the Company attempts to manage its exposure to such events through the purchase of cyber liability insurance, such events are inherently unpredictable, and insurance may not be sufficient to protect the Company against all losses. There is no assurance that the Company’s security systems or processes will prevent or mitigate future break-ins, tampering, security breaches or other cyber-related attacks.
Cybersecurity Governance
Our Board of Directors oversees the management of risks inherent in the operation of our business, with a focus on the most significant risks that we face, including those related to cybersecurity. Our Board of Directors has delegated oversight of cybersecurity, including privacy and information security, as well as enterprise risk management to the Audit and Compliance Committee (the “Audit Committee”). In connection with that oversight responsibility, our Chief Technology Officer and Chief Legal Officer meet with the Audit Committee on a quarterly basis to provide information and updates on a range of cybersecurity topics which may include our cybersecurity program and governance processes; cyber risk monitoring and management; the status of projects to strengthen our cybersecurity and privacy capabilities; recent significant incidents or threats impacting our operations, industry, or third-party suppliers; and the emerging threat landscape.
Our information security team works closely with key stakeholders, including regulators, government agencies, peer institutions, industry groups, and develops and invests in talent and innovative technology to manage cybersecurity risk.
In the event that a cybersecurity threat or incident is identified, the Chief Technology Officer and the security team would work closely with cross functional committees, leveraging subject matter expertise across the organization, as part of our incident response plans and promptly provide information to senior management, with the goal of timely assessing such incidents, determining applicable disclosure requirements and communicating with the Chair of the Audit Committee regarding any significant cybersecurity incidents, including those experienced by third party service providers, which may pose significant risk to our business, customers, clients, associates and stakeholders, and continues to provide regular reports until such incidents are concluded. The above framework is designed to track and allow team members to monitor each incident throughout its lifecycle to ensure the Company is informed about and following cybersecurity incidents as they are mitigated and remediated. Post-incident reviews would also be performed to determine if there are any additional controls that may feasibly be implemented to prevent recurrence.
Item 2. Properties
As of April 30, 2025, the Company leased approximately 87% of its facilities, including dealerships and the Company’s corporate offices. These facilities are located principally in the states of Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company’s corporate offices are located in approximately 50,000 square feet of leased space in Rogers, Arkansas. For additional information regarding the Company’s properties, see “Operations-Dealership Locations and Facilities” under Item 1 above.

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
Holders of Record
As of July 31, 2025, there were approximately 977 shareholders of record. This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.
Stockholder Return Performance Graph
Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the market-weighted value of a customized peer group of automotive dealership companies (“Auto Dealerships”) composed of the common stock of Asbury Automotive Group, Inc.; AutoNation, Inc.; CarMax, Inc.; Copart, Inc.; Group 1 Automotive, Inc.; Lithia Motors, Inc.; Penske Automotive Group, Inc.; Rush Enterprises, Inc.; and Sonic Automotive, Inc. for the period of five fiscal years commencing on May 1, 2020 and ending on April 30, 2025.
The graph assumes that the value of the investment in the Company’s common stock and each index or peer group was $100 on April 30, 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among America's Car-Mart, Inc., the NASDAQ Composite Index,
and Auto Dealerships
300
250
200
150
100
50
0
4/20
4/21
4/22
4/23
4/24
4/25
America's Car-Mart, Inc.
NASDAQ Composite
Auto Dealerships

* $100 invested on 4/30/2020 in stock or index, including reinvestment of dividends. Fiscal year ending April 30.
The dollar value at April 30, 2025 of $100 invested in the Company’s common stock on April 30, 2020 was $71.90, compared to $203.93 for the NASDAQ Market Index (U.S. Companies) and $274.23 for the Auto Dealerships peer group.

Dividend Policy
Since its inception, the Company has paid no cash dividends on its common stock. The Company currently intends for the foreseeable future to continue its policy of retaining earnings to finance future growth. Payment of cash dividends in the future will be determined by the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions that may exist, and such other factors as the Board of Directors may deem relevant. The Company is currently restricted from paying dividends or making other distributions to its shareholders without the consent of its lender. See “Liquidity and Capital Resources” under Item 7 of Part II for more information regarding these restrictions.
Issuer Purchases of Equity Securities
On December 14, 2020, the Board of Directors authorized the repurchase of up to one million shares in addition to the balance remaining under its previous authorization approved and announced on November 16, 2017. On September 16, 2024, the Company entered into an amendment to its revolving credit facilities that, among other things, restricts the Company from future repurchases of the Company’s stock. See Note B to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information on these restrictions. Therefore, no shares of the Company’s common stock were purchased under the Company’s stock repurchase program during the fourth quarter of fiscal 2025.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Restated Disclosure Information for Contract Modifications for Interim Periods

Pursuant to a Current Report on Form 8-K filed by the Company on July 30, 2025, the Company is including the previously omitted footnote disclosure that should have been included in the Company’s interim unaudited Condensed Consolidated Financial Statements for each of the quarterly periods included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC during fiscal years 2025 and 2024 regarding contract modifications made to borrowers experiencing financial difficulty. These disclosures relate to the Company’s systematic modification program that assists borrowers experiencing financial difficulty.

The required disclosures that the Company is now including relate to contract modifications affecting $436.1 million, or 28.9%, of the Company’s gross finance receivables as of April 30, 2025. These modifications primarily consist of:
•Term extensions and
•Combination of modifications, which include both term extensions and interest rate reductions as determined by the bankruptcy court when a borrower declares Chapter 13 bankruptcy.

This inclusion of these omitted disclosures has no impact on our previously reported interim unaudited Condensed Consolidated Statements of Operations, unaudited Condensed Consolidated Statements of Comprehensive Income, unaudited Condensed Consolidated Balance Sheets, or unaudited Condensed Consolidated Statements of Cash Flows.
Contract Modifications
The Company identifies and discloses contract modifications made for customers experiencing financial difficulty after the origination date. Due to the subprime nature and limited financial resources of the majority of the Company’s customers, all modifications that result in a term extension are identified by the Company as modifications made for customers experiencing financial difficulty and therefore included in the related disclosures. See Note B to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information on these contract modifications. These modifications are made with the intent to support customers while preserving asset value and minimizing credit losses.
The following tables present the aggregate outstanding principal balance of contracts that have been modified during the fiscal periods, categorized by type of modification. These modifications represent management’s efforts to work with customers experiencing financial difficulty to help them maintain their vehicle ownership while preserving asset value for the Company. The percentages shown represent the portion of the total gross finance receivables portfolio as of the end of the fiscal period that has been modified at least once during the fiscal period.
The following table presents contract modifications by type of modification for the following periods during fiscal year 2025:

(Dollars in thousands)	Contract Modification by Type
	Nine Months Ended January 31, 2025		Three Months Ended January 31, 2025		Six Months Ended October 31, 2024		Three Months Ended October 31, 2024		Three Months Ended July 31, 2024
Type of Modification	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio

Term extension	$357,025	24.0%	$191,054	12.9%	$305,028	20.7%	$196,894	13.4%	$199,667	13.6%
Combination (1)	8,669	0.6%	2,954	0.1%	6,491	0.4%	3,828	0.2%	2,894	0.2%
Total	$365,694	24.6%	$194,008	13.0%	$311,519	21.1%	$200,722	13.6%	$202,561	13.8%

(1)These modifications result from customer bankruptcy filings and have been made in accordance with bankruptcy court requirements. They generally consist of a reduction in the contractual interest rate and/or an extension of the contract term as part of the customer’s court-approved payment restructuring plan.

The following table presents contract modifications by type of modification for the following periods during fiscal year 2024:

(Dollars in thousands)	Contract Modification by Type
	Nine Months Ended January 31, 2024		Three Months Ended January 31, 2024		Six Months Ended October 31, 2023		Three Months Ended October 31, 2023		Three Months Ended July 31, 2023
Type of Modification	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio

Term extension	$391,679	27.4%	$218,660	15.3%	$325,186	22.2%	$222,262	15.2%	$202,404	14.0%
Combination (1)	8,258	0.6%	2,871	0.2%	6,397	0.5%	3,628	0.2%	3,151	0.3%
Total	$399,937	28.0%	$221,531	15.5%	$331,583	22.7%	$225,890	15.4%	$205,555	14.3%

(1)These modifications result from customer bankruptcy filings and have been made in accordance with bankruptcy court requirements. They generally consist of a reduction in the contractual interest rate and/or an extension of the contract term as part of the customer’s court-approved payment restructuring plan.

The following table describes the financial effect of the modifications for the following periods during fiscal year 2025:

Type of Modification	Nine Months Ended January 31, 2025	Three Months Ended January 31, 2025	Six Months Ended October 31, 2024	Three Months Ended October 31, 2024	Three Months Ended July 31, 2024

Term extension	Added a weighted average of 2.0 months to the life of contracts, which reduced payment amounts due from borrowers.	Added a weighted average of 1.6 months to the life of contracts, which reduced payment amounts due from borrowers.	Added a weighted average of 1.8 months to the life of contracts, which reduced payment amounts due from borrowers.	Added a weighted average of 1.5 months to the life of contracts, which reduced payment amounts due from borrowers.	Added a weighted average of 1.6 months to the life of contracts, which reduced payment amounts due from borrowers.
Combination	Added a weighted average of 10.9 months to the life of contracts, which reduced payment amounts due from borrowers and/or reduced interest rates to rates ranging from 4.5% to 10.25%.	Added a weighted average of 9.7 months to the life of contracts, which reduced payment amounts due from borrowers and/or reduced interest rates to rates ranging from 4.5% to 10.25%.	Added a weighted average of 11.7 months to the life of contracts, which reduced payment amounts due from borrowers and/or reduced interest rates to rates ranging from 4.5% to 10.25%.	Added a weighted average of 10.8 months to the life of contracts, which reduced payment amounts due from borrowers and/or reduced interest rates to rates ranging from 4.25% to 10.25%.	Added a weighted average of 12.5 months to the life of contracts, which reduced payment amounts due from borrowers and/or reduced interest rates to rates ranging from 4.25% to 10.5%.

The following table describes the financial effect of the modifications for the following periods during fiscal year 2024:

Type of Modification	Nine Months Ended January 31, 2024	Three Months Ended January 31, 2024	Six Months Ended October 31, 2023	Three Months Ended October 31, 2023	Three Months Ended July 31, 2023

Term extension	Added a weighted average of 2.1 months to the life of contracts, which reduced payment amounts due from borrowers.	Added a weighted average of 1.6 months to the life of contracts, which reduced payment amounts due from borrowers.	Added a weighted average of 1.9 months to the life of contracts, which reduced payment amounts due from borrowers.	Added a weighted average of 1.6 months to the life of contracts, which reduced payment amounts due from borrowers.	Added a weighted average of 1.7 months to the life of contracts, which reduced payment amounts due from borrowers.
Combination	Added a weighted average of 11.8 months to the life of contracts, which reduced payment amounts due from borrowers and/or reduced interest rates to rates ranging from 4.25% to 18%.	Added a weighted average of 12.0 months to the life of contracts, which reduced payment amounts due from borrowers and/or reduced interest rates to rates ranging from 4.25% to 18%.	Added a weighted average of 12.0 months to the life of contracts, which reduced payment amounts due from borrowers and/or reduced interest rates to rates ranging from 4.25% to 18%.	Added a weighted average of 12.6 months to the life of contracts, which reduced payment amounts due from borrowers and/or reduced interest rates to rates ranging from 4.25% to 18%.	Added a weighted average of 11.0 months to the life of contracts, which reduced payment amounts due from borrowers and/or reduced interest rates to rates ranging from 4.25% to 18%.

The Company closely monitors the performance of the contracts that are modified to understand the effectiveness of its modification efforts. The following table depicts the status of contracts that have term modifications for the periods presented:

	Payment Status (Principal Balance)
(In thousands)	Total	Current	3-29 Days Past Due	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due

For Three Months Ended January 31, 2025	$191,054	$150,835	$34,321	$5,385	$513	$-
For Three Months Ended October 31, 2024	196,894	145,117	45,455	5,923	399	-
For Three Months Ended July 31, 2024	199,667	143,949	48,961	6,234	523	-
For Three Months Ended January 31, 2024	218,660	155,639	55,561	7,002	458	-
For Three Months Ended October 31, 2023	222,262	155,685	59,477	6,686	414	-
For Three Months Ended July 31, 2023	202,404	149,455	44,470	8,045	434	-

The following table depicts the status of contracts that have term modifications due to the combination of modifications due to bankruptcies for the periods presented:

	Payment Status (Principal Balance)
(In thousands)	Total	Payment Received in Last 30 Days	Payment Received in Last 31-60 Days	Payment Received in Last 61-90 Days	Payment Received in Last 90+ Days

For Three Months Ended January 31, 2025	$2,954	$850	$703	$795	$606
For Three Months Ended October 31, 2024	3,828	1,066	818	1,055	889
For Three Months Ended July 31, 2024	2,894	871	589	844	590
For Three Months Ended January 31, 2024	2,871	808	687	757	619
For Three Months Ended October 31, 2023	3,628	1,098	1,069	791	670
For Three Months Ended July 31, 2023	3,151	1,040	834	731	546

The following table depicts the aggregate principal amounts of customer contracts that were charged off during the periods presented following contract modifications:

(In thousands)	Principal Amounts

For Nine Months Ended January 31, 2025	$76,268
For Three Months Ended January 31, 2025	3,410
For Six Months Ended October 31, 2024	36,265
For Three Months Ended October 31, 2024	4,652
For Three Months Ended July 31, 2024	4,898
For Nine Months Ended January 31, 2024	89,369
For Three Months Ended January 31, 2024	6,105
For Six Months Ended October 31, 2023	40,168
For Three Months Ended October 31, 2023	6,709
For Three Months Ended July 31, 2023	4,585

Overview
America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2025, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.
Over the last ten fiscal years, the Company’s revenue growth averaged 10.6%. However, revenue for fiscal year 2025 declined 0.2% compared to fiscal year 2024. This follows a similar decline of 0.5% in fiscal year 2024 compared to fiscal year 2023. The slight decrease in revenue for fiscal year 2025 is primarily due to a 1.7% decrease in retail units sold, partially offset by a 1.5% increase in the average retail sales price and a 5.0% increase in interest income.
The Company has focused on improving vehicle quality by procuring lower-mileage vehicles, while balancing affordability for customers. The Company’s recent strategic partnership with a leading automotive services and technology provider initiated in fiscal year 2024 has begun to increase efficiencies within the Company’s inventory supply chain and is enabling the Company to utilize reconditioning and auction facilities, enhancing the quality of the Company’s vehicle offerings. Management expects this strategic partnership to help the Company optimize its inventory supply chain and further improve vehicle quality over the long term. The Company believes these efforts will reduce customers’ vehicle repair costs, lower service contract repair expenses, and increase recovery values in the event of repossession. When combined with enhanced inventory procurement efficiencies, these initiatives are expected to improve the customer experience and contribute to better gross margins.
The Company generates revenue primarily through the sale of used vehicles, typically accompanied by a related service contract and accident protection plan, as well as interest income and late fees from financing. The Company’s cost structure is relatively fixed and is sensitive to changes in volume. Revenue is influenced by factors such as competition, the availability of funding in the subprime automobile industry, and fluctuations in the purchase costs of vehicles for resale. Additionally, the macroeconomic environment plays a significant role in revenue performance.
The Company closely monitors key variables such as down payments, contract terms, and customer credit scores at the point of sale to help ensure customers’ success in meeting their payment obligations. After the sale, collections, delinquencies, and charge-offs are critical components in assessing the Company’s financial condition and results of operations. These factors are continuously monitored by management to ensure timely intervention and appropriate strategy adjustments.
The Company places significant emphasis on building strong, long-term relationships with customers, believing that fostering repeat business is integral to the Company’s success and growth. The Company also prioritizes excellent customer service, leveraging its “local” face-to-face approach, while continuing to expand and enhance digital and online services to meet the growing demand for an integrated, seamless sales and service experience.
In recent years, the Company has focused on offering a diverse mix of vehicles at various price points to improve affordability for customers. This approach is aimed at meeting a broad spectrum of customer needs while maintaining a competitive edge in the market.
The purchase price of vehicles has a direct impact on the Company’s revenues, liquidity, and capital resources. Since the Company’s selling price is largely based on the cost of acquiring its vehicles, increases in purchase costs often result in higher selling prices. This, in turn, can place pressure on gross margin percentages and contract terms, as the Company seeks to maintain affordable payment options for its customer base, which typically has limited financial flexibility.
Furthermore, declines in the volume of new car sales, particularly within domestic brands, lead to decreased vehicle supply and generally result in higher prices in the wholesale used car market. Changes in consumer credit availability, coupled with broader economic conditions, can also affect the demand for vehicles and the resulting purchase prices in the used car market. Tariffs or the imposition of new tariffs, trade wars, barriers or restrictions, or threats of such actions could also affect the demand and resulting purchase price of vehicles.
The Company maintains a consistent focus on collections, with each dealership responsible for its own collection efforts under the oversight of the corporate office. Over the past five fiscal years, the Company’s provision for credit losses as a percentage of sales has ranged from a low of approximately 19.3% in fiscal 2021 to a high of 36.5% in fiscal 2024, with an average of 28.1%. In fiscal 2025, the provision for credit losses as a percentage of sales decreased to 32.7%. In fiscal 2022, credit losses began to return to pre-pandemic levels, though they remained below historical averages, despite an increase in average retail sales prices, and in fiscal 2023, credit losses exceeded pre-pandemic levels, due in part to the expiration of federal stimulus programs and prevailing macroeconomic conditions. The high credit loss percentage for fiscal 2024 was primarily driven by the Company’s implementation in October 2023 of third-party software to provide more accurate credit loss calculations, which resulted in an increase in the allowance for credit losses, as percentage of finance receivables, net of deferred revenue and pending APP claims, from 23.91% at April 30, 2023 to 25.32% at April 30, 2024 (26.04% at October 31, 2023), and a corresponding increase in the provision for credit losses.
As of April 30, 2025, the Company’s allowance for credit losses decreased to 23.25% of finance receivables, net of deferred revenue and pending APP claims. This improvement was mainly due to improved credit performance on contracts underwritten in the new loan origination system and tighter underwriting standards, with a noticeable reduction in charge-offs and loss rates compared to loans originated using the legacy system. The new underwriting system centralizes loan information, providing dealerships with easy access to internal scores, down-payment percentages, credit reports, and other relevant customer data, all in one location. This improvement enables more informed decision-making and supports better credit management.
Credit losses, on a percentage basis, tend to be higher at new and developing dealerships due to less experienced management and a less seasoned customer base. More mature dealerships typically have a higher rate of repeat customers, who are generally lower credit risks. Credit losses can also be influenced by market and economic factors, such as competition in the used vehicle financing space and macroeconomic pressures, including inflation in essential goods and services. However, as the Company provides affordable transportation, these economic conditions do not always lead to higher credit losses.
The Company continuously seeks ways to improve operational efficiency, including refining its underwriting and collections processes. The Company’s proprietary credit scoring system allows for constant monitoring of contract quality. Corporate personnel regularly review credit scores and work with dealerships when scores fall outside acceptable thresholds. Additionally, the Company uses credit reporting and GPS technology to support its collections efforts, while its training department ensures ongoing improvement in collections practices. Effective execution of these business practices is considered the primary driver of the Company’s long-term credit loss performance.
Over the past five fiscal years, the Company’s gross margin as a percentage of sales has fluctuated, reaching a high of approximately 40.2% in fiscal 2021 and a low of 33.5% in fiscal 2023, with an average of 36.3%. The gross margin percentage improved to 34.7% in fiscal 2024 and 36.7% in fiscal 2025, including a 0.7% benefit resulting from a change in accounting estimate related to revenue recognition for service contracts implemented in the second quarter of fiscal 2025. The Company’s initiatives in vehicle pricing discipline, reduced transportation costs, lower repair expenses, and more effective disposal strategies have collectively contributed to the increase in gross profit. The total gross profit per retail unit sold increased by $431 compared to the prior fiscal year.
The Company’s gross margin is primarily influenced by the cost of vehicles purchased, with lower-priced vehicles generally yielding higher gross margin percentages but lower gross profit dollars. Additionally, the margin is impacted by the proportion of wholesale sales relative to retail sales, which is primarily associated with the sale of repossessed vehicles, typically sold at or near cost. Going forward, the Company intends to maintain a focus on increasing gross margin dollars, as evidenced by the growth observed in fiscal 2025, This will be achieved through continued efforts to improve wholesale results, enforce cost controls, and enhance operational efficiency related to vehicle acquisition and disposal.
The recruitment, training, and retention of qualified personnel are also pivotal to the Company’s continued success. The Company’s capacity to expand its dealership network and implement operational initiatives is constrained by the availability of adequately trained managers and support staff. High turnover rates, particularly among dealership managers, could impede the Company’s ability to scale its operations and execute strategic initiatives. Given the highly competitive hiring environment, the Company has consistently allocated resources towards enhancing its recruitment, training, and development processes, with a particular emphasis on filling dealership manager roles. The Company anticipates ongoing investment in its workforce development programs to ensure the availability of skilled personnel to support its growth trajectory.

Consolidated Operations
(Operating Statement Dollars in Thousands)

				% Change
				2025	2024
	Years Ended April 30,			vs.	vs.	As a % of Sales
	2025	2024	2023	2024	2023	2025	2024	2023
Operating Statement:
Revenues:
Sales	$1,146,208	$1,160,798	$1,204,194	(1.3)%	(3.6)%	100.0%	100.0%	100.0%
Interest and other income	244,724	233,096	196,219	5.0	18.8	21.4	20.1	16.3
Total	1,390,932	1,393,894	1,400,413	(0.2)	(0.5)	121.4	120.1	116.3

Costs and expenses:
Cost of sales, excluding depreciation shown below	726,055	758,546	800,788	(4.3)%	(5.3)%	63.3	65.3	66.5
Selling, general and administrative	188,921	179,421	176,696	5.3	1.5	16.5	15.5	14.7
Provision for credit losses	374,559	423,406	352,860	(11.5)	20.0	32.7	36.5	29.3
Interest expense	70,650	65,348	38,312	8.1	70.6	6.2	5.6	3.2
Depreciation and amortization	7,647	6,871	5,602	11.3	22.7	0.7	0.6	0.5
Loss on disposal of property and equipment	299	437	361	(31.6)	21.1	-	-	-
Total	1,368,131	1,434,029	1,374,619	(4.6)	4.3	119.4	123.5	114.2

Income (loss) before taxes	$22,801	$(40,135)	$25,794			2.0%	(3.5)%	2.1%

Operating Data (Unaudited):
Retail units sold	57,022	57,989	63,584	(1.7)%	(8.8)%
Average dealerships in operation	154	154	155	-	(0.6)
Average units sold per dealership per month	30.9	31.4	34.2	(1.6)	(8.2)
Average retail sales price	$19,398	$19,113	$18,080	1.5	5.7
Gross profit per retail unit sold	$7,368	$6,937	$6,344	6.2	9.3
Same store revenue growth	(5.0)%	(1.0)%	16.7%
Receivables average yield	16.6%	16.2%	15.7%

Fiscal 2025 Compared to Fiscal 2024
Total revenues decreased $3.0 million, or 0.2%, in fiscal year 2025 compared to fiscal year 2024, primarily as a result of declines in revenue from (i) dealerships that operated a full twelve months in both fiscal years ($68.2 million), and (ii) dealerships that were closed during or after the year ended April 30, 2024 ($18.3 million), which were mostly offset by revenue generated from (iii) dealerships opened or acquired after April 30, 2024 ($83.5 million). The overall decline in revenue for fiscal 2025 was primarily due to a 1.7% decrease in retail units sold, partially offset by a 5.0% increase in interest and other income and a 1.5% increase in the average retail sales price. Interest income increased approximately $11.6 million compared to fiscal 2024, due to the $36.9 million increase in average finance receivables.
The cost of sales as a percentage of total sales decreased to 63.3% in fiscal 2025, compared to 65.3% in fiscal 2024, resulting in a gross margin of 36.7% in fiscal 2025, which includes a 0.7% benefit from the change in accounting estimate for revenue recognition related to service contracts. This represents an improvement in gross margin from 34.7% in fiscal 2024. On a dollar basis, the gross margin per retail unit sold increased by $431 in fiscal 2025, relative to fiscal 2024. The primary driver of this decrease in the cost of sales was the Company’s sustained efforts in vehicle pricing discipline, reductions in transportation and repair costs, and improvements in vehicle disposal strategies.
The average retail sales price in fiscal 2025, including ancillary products, was $19,398, reflecting an increase of $285 over the prior fiscal year. This increase was largely attributable to a $13.2 million benefit recognized in the second quarter of fiscal 2025 due to the aforementioned change in accounting estimate for service contract revenue recognition. The average retail sales price of the vehicles themselves, excluding ancillary products, rose modestly to $17,315, an increase of $20 from the previous fiscal year, primarily driven by the Company’s focus on maintaining consumer affordability and strategically procuring vehicles through preferred partners.
Selling, general and administrative (SG&A) expenses as a percentage of sales increased to 16.5% in fiscal 2025, compared to 15.5% for fiscal 2024. SG&A expenses are, by nature, relatively fixed. In absolute terms, SG&A expenses rose by $9.5 million from fiscal 2024. This increase is primarily attributable to the Company’s continued investments across several key areas, including senior management, technology, inventory procurement and management, customer experience, and digital initiatives. Additionally, the growth of the Company’s dealership network through acquisitions in the past year contributed to the rise in SG&A expenses. These acquisitions are integral to the Company’s long-term growth strategy and, while they may temporarily impact SG&A expense leverage, they play a critical role in expanding customer portfolios and enhancing future revenue potential. The Company remains committed to cost control while ensuring continued investment in strategic areas to drive future growth.
Provision for credit losses as a percentage of sales decreased to 32.7% for fiscal 2025 compared to 36.5% for fiscal 2024. Net charge-offs as a percentage of average finance receivables decreased to 25.9% for fiscal 2025 compared to 27.2% for the prior year. The Company experienced an improvement in both the frequency and severity of losses. The allowance for credit losses as a percentage of finance receivables, net of deferred revenue and pending accident protection plan claims was 23.25% at April 30, 2025 compared to 25.32% at April 30, 2024. The primary drivers of this change were continued favorable performance in contracts originated under the Company’s enhanced underwriting standards as well as an increase in the outstanding portfolio balance (excluding acquisitions) originated under the Company’s LOS to approximately 65.7% at April 30, 2025.
Interest expense for fiscal 2025 as a percentage of sales increased to 6.2% in fiscal 2025 from 5.6% in fiscal 2024. The increase in interest expense is primarily due to higher average borrowings in fiscal 2025 ($769.7 million in fiscal 2025 compared to $730.3 million for fiscal 2024) as well as the higher interest rates in 2025. Approximately two-thirds of the increase in interest expense is attributable to the increase in borrowings, and one-third is attributable to the higher interest rates in 2025.
Fiscal 2024 Compared to Fiscal 2023
Total revenues decreased $6.5 million or 0.5%, in fiscal 2024, as compared to revenue growth of 17.6% in fiscal 2023, principally as a result of declines in revenue from (i) dealerships that operated a full twelve months in both fiscal years ($13.8 million), and (ii) dealerships that were closed during or after the year ended April 30, 2023 ($14.9 million), partially offset by revenue generated from (iii) dealerships opened or acquired after the year ended April 30, 2023 ($22.2 million). The decline in revenue for fiscal 2024 is attributable to an 8.8% decrease in retail units sold, largely reflecting the challenging macroeconomic environment for our customers, partially offset by an 18.8% increase in interest and other income and a 5.7% increase in the average retail sales price. Interest income increased approximately $36.9 million compared to fiscal 2023, due to the $187.9 million increase in average finance receivables.
Cost of sales, as a percentage of sales, decreased to 65.3% compared to 66.5% in fiscal 2023, resulting in an increase in the gross margin percentage to 34.7% of sales in fiscal 2024 from 33.5% of sales in fiscal 2023. On a dollar basis, our gross margin per retail unit sold increased by $593 in fiscal 2024 compared to fiscal 2023. The average retail sales price for fiscal 2024 was $19,113, a $1,033 increase over the prior fiscal year, with over half of the increase attributable to vehicle price and the remainder related to ancillary products. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell generally narrows on a percentage basis because the Company must offer affordable prices to our customers. The Company initiated a strategic partnership with an industry leader in October 2023 and implemented initiatives around vehicle reconditioning efforts, transportation and scaling that aided the Company’s cost improvement efforts during the second half of fiscal 2024 and in fiscal 2025 and are expected to continue to provide a better volume of affordable units going forward.
Selling, general and administrative expenses, as a percentage of sales increased to 15.5% in fiscal 2024 from 14.7% for fiscal 2023. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, selling, general and administrative expenses increased $2.8 million from fiscal 2023. The increase resulted from increased collections costs due primarily to a higher frequency of repossessions and increased spending in professional services around improvements in technology, as well as operating in a higher inflationary environment, partially offset by operational improvements and cost-cutting measures implemented in fiscal 2024. These efforts resulted in the lowest percentage change in annual selling, general and administrative expenses in over five years at just a 1.5% increase.
Provision for credit losses as a percentage of sales increased to 36.5% for fiscal 2024 compared to 29.3% for fiscal 2023. The provision for credit losses as a percentage of sales was higher during fiscal 2024 due to the growth in the balance of finance receivables, net of deferred revenue, coupled with a decrease in sales of $43.4 million. An increase in net charge-offs also contributed to the higher provision. Net charge-offs as a percentage of average finance receivables increased to 27.2% for fiscal 2024 compared to 23.3% for the prior year. The Company experienced continued increases in both the frequency and severity of losses, with the frequency increase accounting for over 80% of the increase as the Company’s customers continue to face pressures on higher average costs of everyday items. Severity was also higher due to the longer terms and lower recovery values. The increased frequency and severity of losses was partially mitigated by improved collection results from loans originated using our new underwriting system compared to our outstanding loans originated under our legacy system. Approximately 20% of the portfolio balance at April 30, 2024 originated under the new underwriting system.
Interest expense for fiscal 2024 as a percentage of sales increased to 5.6% from 3.2% in fiscal 2023. The increase in interest expense is primarily due to the higher interest rates in 2024 as well as the higher average borrowings in fiscal 2024 ($730.3 million in fiscal 2024 compared to $568.3 million for fiscal 2023). 60% of the increase in interest expense is attributable to the higher interest rates in 2024, and 40% is attributable to the increase in borrowings.

Financial Condition
The following table sets forth the major balance sheet accounts of the Company at April 30, 2025, 2024 and 2023 (in thousands):

	Years Ended April 30,
	2025	2024	2023
Assets:
Finance receivables, net	$1,180,673	$1,098,591	$1,063,460
Inventory	112,229	107,470	109,290
Income taxes receivable, net	-	2,958	9,259
Property and equipment, net	56,894	60,361	61,682

Liabilities:
Accounts payable and accrued liabilities	70,929	49,207	55,108
Deferred revenue	113,245	120,781	120,469
Income tax payable, net	1,451	-	-
Deferred income tax liabilities, net	7,146	17,808	39,315
Notes payable, net	572,010	553,629	471,367
Revolving line of credit, net	204,769	200,819	167,231
The following table shows receivables growth compared to revenue growth during each of the past three fiscal years. For fiscal year 2025, growth in finance receivables, net of deferred revenue was 6.2%, while revenue decline of 0.2%, due primarily to the increases in term lengths of our installment sales contracts as the Company strives to keep payments affordable for our customers. The Company currently anticipates that the growth in finance receivables will continue to modestly exceed the overall change in revenue on an annual basis due to overall term length increases in our installment sales contracts, partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. The weighted average contract term for the portfolio of installment sales contracts at April 30, 2025 was 48.3 months, compared to 47.9. months for April 30, 2024.

	Years Ended April 30,
	2025	2024	2023

Growth in finance receivables, net of deferred revenue	6.2%	4.9%	24.2%
Revenue growth	(0.2)%	(0.5)%	17.6%
At fiscal year-end 2025, inventory increased 4.4%, or $4.8 million, compared to fiscal year-end 2024. The increase is primarily due to the most recent acquisition completed in the first quarter of 2025. Annualized inventory turns for fiscal year-end 2025 were 6.6, a slight decrease from 7.0 for the prior year. The Company strives to improve the quality of the inventory and maintain adequate turns while maintaining inventory levels to ensure an adequate supply of vehicles, in volume and mix, and to meet sales demand.
Property and equipment, net, decreased by approximately $3.5 million as of April 30, 2025 as compared to fiscal 2024. The Company incurred approximately $3.9 million in expenditures during fiscal year 2025, primarily related to remodeling of existing locations. These expenditures were offset by $7.6 million in depreciation expense during fiscal 2025.
Accounts payable and accrued liabilities increased by approximately $21.7 million at April 30, 2025 as compared to April 30, 2024 which reflects the impact of higher inventory and SG&A expenses and a strategic shift in payment scheduling, allowing us to optimize cash flow while maintaining strong supplier relationships.

Deferred revenue decreased by $7.5 million as of April 30, 2025, compared to April 30, 2024. This decrease was primarily due to the $13.2 million benefit recognized in the second quarter of fiscal 2025, resulting from the Company’s adjustment to its estimate for the applicable recognition period under the Company’s service contract accounting change.

Deferred income tax liabilities, net, decreased approximately $10.7 million on April 30, 2025, compared to April 30, 2024, primarily due to a net operating loss carryforward for the related finance company.
The Company had $572.0 million and $553.6 million of notes payable outstanding related to asset-backed term funding transactions as of April 30, 2025 and 2024, respectively. These non-recourse notes issued by the Company accrue interest at fixed rates with a weighted average rate of 8.2% as of April 30, 2025. During fiscal 2025, the Company completed two issuances of asset-backed term funding on January 31, 2025 and October 9, 2024, respectively, and used the proceeds of the issuances to pay down existing debt. In July 2024, the Company borrowed $150 million in funds under a warehouse loan facility that accrued interest at a rate equal to the term SOFR plus 350 basis points. The Company repaid the funds borrowed under the warehouse facility in October 2024 using the proceeds from its asset-backed term funding. See Note F to the Consolidated Financial Statements for further details on the non-recourse notes payable and warehouse loan facility.
On September 20, 2024, the Company completed an underwritten public offering of 1,700,000 shares of common stock at a price per share of $43.00. The net proceeds of the public offering were approximately $73.8 million after deducting the underwriting discount, commissions and offering costs of approximately $4.9 million. Under the terms of the Underwriting Agreement entered into in connection with the offering, on October 22, 2024, the Company completed the sale of an additional 138,272 shares of common stock at the price of $43.00 per share, in connection with the partial exercise by the underwriter of an option (the “Over-Allotment Option”) granted in the Underwriting Agreement for the underwriters to purchase up to 255,000 additional shares at the public offering price to cover over-allotments. The net proceeds to the Company of the underwriter’s partial exercise of the Over-Allotment Option were approximately $5.6 million after deducting the underwriting discount, commissions and offering costs of approximately $346,000, resulting in aggregate net proceeds to the Company from the offering of approximately $73.8 million. The Company used the net proceeds from this offering to pay down a portion of the Company’s revolving line of credit.
The Company maintains a revolving line of credit with a group of lenders with available borrowings based on and secured by eligible finance receivables and inventory. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is SOFR plus 3.50% or, for non-SOFR amounts, the base rate of 7.50% plus 1% at April 30, 2025 and 8.25% plus 1% at April 30, 2024. At April 30, 2025 and 2024 the Company had $204.8 million and $200.8 million, respectively, in outstanding borrowings under the revolving credit facilities. See Note F for further details on the revolving line of credit.
Borrowings on the Company’s revolving credit facilities fluctuate based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) funds available from asset-backed securitization offerings, warehouse facilities and/or other capital financing sources, (iv) income taxes, and (v) capital expenditures. Historically, income from operations, as well as borrowings on the revolving credit facilities and securitized debt, have funded the Company’s finance receivables growth and capital asset purchases and, as applicable, common stock repurchases. The overall increase in total borrowings during fiscal 2025 was made to support an increase in finance receivables, with longer terms, and a growing customer base. During fiscal 2025, the Company funded finance receivables growth of $73.8 million, increased inventory by $4.8 million, invested in an acquisition and fixed assets of $11.4 million and increased total cash by $30.1 million with income from operations, a $22.3 million increase in total debt and $73.8 million in net proceeds from the sale of common stock.
The proceeds from the Company’s common stock offering during the second quarter substantially offset the increase in finance receivables for fiscal year 2025.

Liquidity and Capital Resources
The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,
	2025	2024	2023
Operating activities:
Net income (loss)	$17,932	$(31,393)	$20,432
Provision for credit losses	374,559	423,406	352,860
Losses on claims for accident protection plan	34,525	34,504	25,107
Depreciation and amortization	7,647	6,871	5,602
Amortization of debt issuance costs	6,200	5,139	5,461
Stock based compensation	4,708	4,174	5,314
Deferred income taxes	(10,662)	(21,507)	8,866
Finance receivable originations	(1,075,080)	(1,079,946)	(1,161,132)
Finance receivable collections	469,379	455,828	434,458
Accrued interest on finance receivables	(525)	(792)	(1,188)
Inventory	114,573	139,186	133,047
Accounts payable and accrued liabilities	17,616	(9,338)	8,621
Deferred accident protection plan revenue	(378)	(1,229)	17,150
Deferred service contract revenue	(7,158)	1,540	24,542
Income taxes, net	4,409	6,301	(8,984)
Other	(6,509)	(6,642)	(5,884)
Total	(48,764)	(73,898)	(135,728)

Investing activities:
Purchase of investments	(7,527)	(4,815)	(5,549)
Purchase of property and equipment	(3,890)	(6,146)	(22,106)
Proceeds from sale of property and equipment	42	316	84
Total	(11,375)	(10,645)	(27,571)

Financing activities:
Revolving credit facilities, net	6,579	33,227	121,843
Notes payable, net	18,558	83,381	72,900
Change in cash overdrafts	466	823	-
Debt issuance costs	(9,006)	(5,897)	(2,263)
Purchase of common stock	(434)	(365)	(5,196)
Dividend payments	(40)	(40)	(40)
Exercise of stock options, including tax benefits and issuance of common stock	74,106	(173)	1,502
Total	90,229	110,956	188,746

Increase in cash, cash equivalents, and restricted cash	$30,090	$26,413	$25,447

The primary drivers of operating profits and cash flows include (i) top line sales (ii) interest income on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses, a significant portion of which relates to the collection of principal on finance receivables. Historically, most or all of the cash generated from operations has been used to fund finance receivables growth, capital expenditures, and as applicable, common stock repurchases. To the extent finance receivables growth, capital expenditures and common stock repurchases have exceeded income from operations, the Company has increased borrowings under its revolving credit facilities and secured additional funding through the issuance of asset-backed non-recourse notes.
Cash flows used in operating activities for fiscal 2025 compared to fiscal 2024 decreased primarily as a result of (i) an increase in net income and (ii) a decrease in deferred income taxes, (iii) an increase in finance receivable collections and (iv) a decrease in finance receivable originations. Finance receivables, net, increased by $82.1 million from April 30, 2024 to April 30, 2025.
Cash flows used in operating activities for fiscal 2024 compared to fiscal 2023 decreased primarily as a result of (i) an increase in the provision for credit losses and (ii) a decrease in finance receivable originations, partially offset by (iii) an increase in cash used for accounts payable and accrued liabilities and (iv) a net loss.
The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in higher selling prices. As the selling price increases, it generally becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes, and their car payments must remain affordable within their individual budgets. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. The long-term impacts of any economic downturn on new car sales volumes and the ability of auctions and wholesalers to continue to operate could be impacted by tariffs or the imposition of new tariffs, trade wars, barriers or restrictions, or threats of such actions, and any future decline in new car sales could exacerbate challenges related to sourcing inventory or increase the cost of vehicles.
Sustained macro-economic pressures affecting our customers have helped keep demand high in recent years for the types of vehicles we purchase. This strong demand for used vehicles, coupled with modest levels of new vehicle sales in recent years, have led to a generally ongoing tight supply of used vehicles available to the Company in both quality and quantity. Wholesale prices continued to soften in calendar year 2024 and into 2025 but began to improve late in fiscal year 2025. The Company expects that the tight supply of used vehicles, strong demand for the types of vehicles we purchase, and market reactions to ongoing tariff uncertainty will continue to keep purchase costs and resulting sales prices elevated in the short term, However, an increase in marketplace wages for our customers could enhance affordability.
The Company has made substantial efforts to enhance its purchasing processes in order to secure an adequate supply of vehicles at competitive prices. This includes a strategic partnership with an industry leader, the expansion of its purchasing territories into larger cities near its dealerships, and the establishment of relationships with reconditioning partners to reduce procurement costs. Additionally, the Company has heightened accountability for its purchasing agents through updates to sourcing and pricing guidelines. Ongoing efforts also include the cultivation of relationships with national vendors capable of supplying large volumes of high-quality vehicles.

The Company’s liquidity is also influenced by its credit losses. Macro-economic factors, such as unemployment rates and general inflation affecting both core and discretionary items, can significantly impact collection results and, consequently, credit losses. At present, as customers face rising costs for non-discretionary items like childcare, insurance, groceries, and gasoline, their ability to meet vehicle payment obligations may be strained. To mitigate these risks, the Company has implemented several process improvements, including the introduction of a loan origination system over the past two years, which strengthens controls and provides a more robust infrastructure to support collections. Management remains focused on enhancing execution at the dealership level, particularly in terms of individualized customer engagement related to collection matters.
The Company’s business model relies on leasing the majority of the properties where its dealerships are located. As of April 30, 2025, the Company leased approximately 87% of its dealership properties. The $86.6 million of operating lease commitments includes $21.3 million of non-cancelable lease commitments under the lease terms and $65.3 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s principal sources of liquidity include income from operations, proceeds from non-recourse notes payable issued under asset-back securitization transactions, warehouse facilities, borrowings under its revolving credit facilities, and other potential debt or equity financing sources. At April 30, 2025, the Company had approximately $9.8 million of cash on hand and approximately an additional $27.3 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements). The revolving credit facility has a scheduled maturity date of March 31, 2027, with total permitted borrowings of $350 million at April 30, 2025.
In July 2024, the Company entered into Amendment No. 7 to its revolving credit agreement to allow for, among other things, the entry into an amortizing warehouse agreement and to amend the fixed charge coverage ratio under the credit agreement. On September 16, 2024, the Company entered into Amendment No. 8 to its revolving credit agreement that, among other things, reduced the total permitted borrowings under the revolving line of credit by $20 million to $320 million. Amendment No. 8 required the Company to maintain a minimum amount available to be drawn under the credit facilities, based on eligible finance receivables and inventory, of $20 million, or $50.0 million if the outstanding principal balance under the line of credit equaled or exceeded $300 million. The amendment also required the Company to use the net proceeds of any junior capital raise of $50 million or more to pay down the then outstanding principal balance of the line of credit. The Company used the $73.8 million in aggregate net proceeds from its underwritten public common stock offering completed during the second quarter of fiscal year 2025 to pay down a portion of the outstanding balance of the line of credit. The amendment also made certain modifications to the fixed charge coverage ratio covenant under the credit agreement and restricts the Company from making future repurchases of its common stock, along with the agreement’s existing restrictions on other distributions to the Company’s shareholders. Thus, the Company is restricted from paying dividends or making other distributions to its shareholders without the consent of the Company’s lenders.
On February 28, 2025, the Company entered into Amendment No. 9 to its revolving credit agreement that, among other things, extended the maturity date of the credit facility to March 31, 2027 and increased the total permitted borrowings by $30 million to $350 million. Under the amendment, the Company is required to maintain a minimum amount available to be drawn under the credit facilities, based on eligible finance receivables and inventory, of $20 million when the outstanding principal balance under the line of credit is less than or equal to $325 million. If the outstanding principal balance under the line of credit is greater than $325 million, the Company will be required to maintain a minimum availability of $50 million. The amendment made further adjustments to the required fixed charge coverage ratio, including incremental increases in the required ratio through July 31, 2026. The amendment also decreased the Company’s permissible capital expenditure limit from $35.0 million to $25.0 million in the aggregate during any fiscal year
In July 2024, the Company entered into a $150 million amortizing warehouse agreement backed by a portion of its finance receivables. The warehouse facility accrues interest at a rate of SOFR plus 350 basis points, with payments of principal and interest due monthly and a scheduled maturity date of July 12, 2026. The Company primarily used the funds from the warehouse facility to pay down outstanding amounts borrowed under the revolving line of credit to fund finance receivables. On September 16, 2024, the Company entered into an amendment to the warehouse agreement that amended the fixed charge coverage ratio covenant consistent with Amendment No. 8 to the revolving credit agreement and modified certain other financial covenants under the warehouse agreement. In October 2024, the Company used the proceeds from its October 2024 asset-back term securitization funding to pay down the outstanding balance under the warehouse loan facility. No debt was outstanding under the warehouse loan facility as of April 30, 2025
The Company expects to use cash from operations and other financing sources to (i) periodically pay down the outstanding principal balance of the revolving line of credit, (ii) grow its finance receivables portfolio, (iii) purchase fixed assets of approximately $9 million in the next 12 months as we complete facility updates and general fixed asset requirements, (iv) fund dealership acquisitions as opportunities arise on terms acceptable to the Company, and (v) reduce the Company’s remaining debt to the extent excess cash is available.
The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future through expected financing sources such as additional securitized borrowings or public registered offerings.

Off-Balance Sheet Arrangements
The Company has two standby letters of credit relating to insurance policies totaling $4.4 million at April 30, 2025.
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
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2025.
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
The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At April 30, 2025, the weighted average contract term was 48.3 months with 35.9 months remaining. At April 30, 2024, the weighted average total contract term was 47.9 months with 36.1 months remaining. The allowance for credit losses at April 30, 2025, $323.1 million, was 23.25% of the principal balance in finance receivables of $1.5 billion, less unearned accident protection plan revenue of $51.5 million, unearned service contract revenue of $61.8 million, and pending APP claims of $6.2 million. The allowance for credit losses at April 30, 2024, $331.3 million, was 25.32% of the principal balance in finance receivables of $1.4 billion, less deferred APP revenue of $51.8 million, deferred service contract revenue of $68.9 million, and pending APP claims of $6.4 million. The Company decreased the allowance for credit losses as a percentage of finance receivables from 25.32% at April 30, 2024 to 23.25% at April 30, 2025.
The allowance for credit losses represents the Company’s expectation of future net charge-offs at the measurement date. The allowance takes into account quantitative and qualitative factors such as historical credit loss experience, with consideration given to changes in contract characteristics (i.e., customer interest rates, credit deterioration and delinquency rates), current and forecasted inflationary economic conditions, amongst others. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.

The allowance for credit losses is a critical accounting estimate for the following reasons:
•estimates relating to the allowance for credit losses require management to project future loan performance, including cash flows, prepayments, and charge-offs;
•the allowance for credit losses is influenced by factors outside of management’s control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions including, but not limited to, inflation; and
•judgment is required to evaluate whether the model used to generate the allowance for credit losses, which is then adjusted for changes in customer interest rates, credit deterioration and delinquency rates, as well as the expected effects from current and forecasted inflation, produces an allowance that appropriately reflects a current estimate of lifetime expected credit losses.
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
In October 2023, the FASB issued an accounting pronouncement (ASU 2023-06) related to disclosure or presentation requirements for various subtopics in the FASB’s Accounting Standards Codification (“Codification”). The amendments in the update are intended to align the requirements in the Codification with the U.S. Securities and Exchange Commission’s (“SEC”) regulations and facilitate the application of GAAP for all entities. The effective date for each amendment is the date on which the SEC removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the Codification and will not become effective for any entity. Early adoption is prohibited. We do not expect this update to have a material impact on our consolidated financial statements.
In November 30, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which sets forth improvements to the current segment disclosure requirements in accordance with Topic 280 “Segment Reporting,” including clarifying that entities with a single reportable segment are subject to both new and existing segment reporting requirements. The Company adopted this standard for the year ended April 30, 2025. Adoption of this ASU expanded our business segment disclosures, but did not impact the Company’s consolidated financial position, results of operations or cash flows.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires public business entities to provide enhanced disclosures of certain natural expense categories within relevant income statement captions. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

Non-GAAP Financial Measure
This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with generally accepted accounting principles (GAAP). We present debt, net of cash, and an adjusted debt to finance receivables ratio, each a non-GAAP financial measure, as supplemental measures of our financial condition. Debt, net of cash, is defined as total debt minus total cash, cash equivalents, and restricted cash on the balance sheet. The adjusted debt to finance receivables ratio is defined as the ratio of total debt, net of total cash, cash equivalents, and restricted cash divided by the outstanding principal balance of our finance receivables. We believe debt, net of cash, and the adjusted debt to finance receivables ratio are useful measures to monitor leverage and evaluate balance sheet risk. These measures should not be considered in isolation or as substitutes for reported GAAP results because they exclude certain items as compared to similar GAAP-based measures, and such measures may not be comparable to similarly-titled measures reported by other companies. We strongly encourage investors to review our consolidated financial statements included in this Annual Report on Form 10-K in their entirety and not rely solely on any one, single financial measure. The reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures as of April 30, 2025 and 2024, are provided in the table below.

	April 30, 2025	April 30, 2024
Debt:
Revolving lines of credit, net	$204,769	$200,819
Non-recourse notes payable, net	572,010	553,629
Total debt (A)	$776,779	$754,448

Cash:
Cash and cash equivalents	$9,808	$5,522
Restricted cash on auto finance receivables	114,729	88,925
Total cash, cash equivalents, and restricted cash (B)	$124,537	$94,447

Debt, net of total cash (A-B)	$652,242	$660,001

Principal balance of finance receivables (C)	$1,509,155	$1,435,388

Ratio of debt to finance receivables (A/C)	51.5%	52.6%
Ratio of debt, net of total cash, to finance receivables ((A-B)/C)	43.2%	46.0%
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
Interest rate risk. The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had an outstanding balance on its revolving line of credit of $204.8 million at April 30, 2025 and $200.8 million at April 30, 2024. The impact of a 1% increase in interest rates would result in increased annual interest expense of approximately $2.0 million based on the amounts outstanding at April 30, 2025 and 2024, and a corresponding decrease in net income before income tax.
The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed annual interest rate based on the Company’s contract interest rate as of the origination date of the installment sale contract, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates. The Company’s finance receivables carry annual interest rates ranging from 12.99% to 23.0%. The interest rate on the Company’s revolving credit facilities is generally SOFR plus 3.50%, or for non-SOFR amounts the base rate of 7.50% plus 1% at April 30, 2025.

Item 8. Financial Statements and Supplementary Data
The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)
Consolidated Balance Sheets as of April 30, 2025 and 2024
Consolidated Statements of Operations for the years ended April 30, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended April 30, 2025, 2024 and 2023
Consolidated Statements of Equity for the years ended April 30, 2025, 2024 and 2023
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
America’s Car-Mart, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2025 and 2024, the related consolidated statements of operations, cash flows, and equity for each of the three years in the period ended April 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 7, 2025 expressed an adverse opinion.
Restatement of prior period financials
As discussed in Note C, the 2024 consolidated financial statements have been restated to correct a misstatement.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Allowance for credit losses
As described further in Notes B and C to the consolidated financial statements, the Company recorded an allowance for credit losses of $323.1 million on finance receivables of $1.5 billion as of April 30, 2025. Management estimates the allowance for credit losses on finance receivables by performing an undiscounted cash flow model adjusted by a prepayment rate. A loss-rate using historical credit loss experience and collateral values is then applied to the amortized cost basis of the finance receivables. The estimate is adjusted for conditions which include factors such as adjustments for changes in customer interest rates, credit deterioration and delinquency rates. The estimate is further adjusted for reasonable and supportable forecasts for the expected effects of macroeconomic factors, including, but not limited to, the effects of current and forecasted inflation. We identified the allowance for credit losses as a critical audit matter.

The principal considerations for our determination that the allowance for credit losses is a critical audit matter are the significant judgements made by management in adjusting the historical loss experience to reflect current conditions and the selection and measurement of factors to account for the reasonable and supportable forecast period. Evaluating management’s conclusion involved a high degree of auditor judgment in performing our audit procedures.
Our audit procedures related to the allowance for credit losses included the following, among others:
•We tested management’s process for determining the allowance for credit losses, which included the selection and measurement of adjustments related to customer interest rates, credit deterioration and delinquency rates as well as the expected effects from current and forecasted inflation on the allowance for credit losses.
We have served as the Company’s auditor since 1999.
/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
August 7, 2025

Consolidated Balance Sheets
America’s Car-Mart, Inc.
(Dollars in thousands, except share and per share amounts)

	April 30, 2025	April 30, 2024
Assets:
Cash and cash equivalents	$9,808	$5,522
Restricted cash	114,729	88,925
Accrued interest on finance receivables	7,432	6,907
Finance receivables, net of allowance for credit losses of $323,100 and $331,260	1,180,673	1,098,591
Inventory	112,229	107,470
Income tax receivable, net	-	2,958
Prepaid expenses and other assets	38,082	31,276
Right-of-use asset	63,825	61,185
Goodwill	22,802	14,449
Property and equipment, net	56,894	60,361
Total assets	$1,606,474	$1,477,644

Liabilities:
Accounts payable	$34,980	$21,379
Deferred accident protection plan revenue	51,458	51,836
Deferred service contract revenue	61,787	68,945
Accrued liabilities	35,949	27,828
Income tax payable, net	1,451	-
Deferred income tax liabilities, net	7,146	17,808
Lease liability	67,002	64,250
Notes payable, net	572,010	553,629
Revolving line of credit, net	204,769	200,819
Total liabilities	1,036,552	1,006,494

Commitments and contingencies (Note K)	-	-

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 15,605,818 and 13,727,013 issued at April 30, 2025 and April 30, 2024, respectively, of which 8,263,280 and 6,394,675 were outstanding at April 30, 2025 and April 30, 2024, respectively	156	137
Additional paid-in capital	195,225	113,930
Retained earnings	672,261	654,369
Less: Treasury stock, at cost, 7,342,538 and 7,332,338 shares at April 30, 2025 and April 30, 2024, respectively	(298,220)	(297,786)
Total stockholders' equity	569,422	470,650
Non-controlling interest	100	100
Total equity	569,522	470,750

Total Liabilities, Mezzanine Equity and Equity	$1,606,474	$1,477,644
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
America’s Car-Mart, Inc.
(Dollars in thousands except share and per share amounts)

	Years Ended April 30,
	2025	2024	2023
Revenues:
Sales	$1,146,208	$1,160,798	$1,204,194
Interest and other income	244,724	233,096	196,219

Total revenues	1,390,932	1,393,894	1,400,413

Costs and expenses:
Cost of sales	726,055	758,546	800,788
Selling, general and administrative	188,921	179,421	176,696
Provision for credit losses	374,559	423,406	352,860
Interest expense	70,650	65,348	38,312
Depreciation and amortization	7,647	6,871	5,602
Loss on disposal of property and equipment	299	437	361
Total costs and expenses	1,368,131	1,434,029	1,374,619

Income (loss) before income taxes	22,801	(40,135)	25,794

Provision (benefit) for income taxes	4,869	(8,742)	5,362

Net income (loss)	$17,932	(31,393)	$20,432

Less: Dividends on mandatorily redeemable preferred stock	40	40	40

Net income (loss) attributable to common stockholders	$17,892	$(31,433)	$20,392

Earnings per share:
Basic	$2.38	$(4.92)	$3.20
Diluted	$2.33	$(4.92)	$3.11

Weighted average number of shares outstanding:
Basic	7,524,770	6,388,537	6,371,229
Diluted	7,681,590	6,388,537	6,566,896
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
America’s Car-Mart, Inc.
(In thousands)

	Years Ended April 30,
Operating activities:	2025	2024	2023
Net income (loss)	$17,932	$(31,393)	$20,432
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for credit losses	374,559	423,406	352,860
Losses on claims for accident protection plan	34,525	34,504	25,107
Depreciation and amortization	7,647	6,871	5,602
Amortization of debt issuance costs	6,200	5,139	5,461
Stock-based compensation	4,708	4,174	5,314
Change in fair value of contingent consideration	161	-	-
Impairment of goodwill	140	267	-
(Gain) loss on disposal of property and equipment	(2)	437	361
Deferred income taxes	(10,662)	(21,507)	8,866
Excess tax benefit from share based compensation	-	-	-
Change in operating assets and liabilities:
Finance receivable originations	(1,075,080)	(1,079,946)	(1,161,132)
Loan origination costs	(2)	40	(10)
Finance receivable collections	469,379	455,828	434,458
Accrued interest on finance receivables	(525)	(792)	(1,188)
Inventory	114,573	139,186	133,047
Prepaid expenses and other assets	(6,806)	(7,386)	(6,235)
Accounts payable and accrued liabilities	17,616	(9,338)	8,621
Deferred accident protection plan revenue	(378)	(1,229)	17,150
Deferred service contract revenue	(7,158)	1,540	24,542
Income taxes, net	4,409	6,301	(8,984)
Net cash used in operating activities	(48,764)	(73,898)	(135,728)

Investing Activities:
Purchase of investments	(7,527)	(4,815)	(5,549)
Purchases of property and equipment	(3,890)	(6,146)	(22,106)
Proceeds from sale of property and equipment	42	316	84
Net cash used in investing activities	(11,375)	(10,645)	(27,571)

Financing Activities:
Exercise of stock options	-	(455)	1,216
Issuance of common stock	74,106	282	286
Purchase of common stock	(434)	(365)	(5,196)
Dividend payments	(40)	(40)	(40)
Debt issuance costs	(9,006)	(5,897)	(2,263)
Change in cash overdrafts	466	823	-
Issuances of notes payable	649,889	610,340	400,176
Payments on notes payable	(631,331)	(526,959)	(327,276)

Proceeds from revolving credit facilities	601,091	554,593	524,531
Payments on revolving credit facilities	(594,512)	(521,366)	(402,688)
Net cash provided by financing activities	90,229	110,956	188,746

Increase in cash, cash equivalents, and restricted cash	30,090	26,413	25,447
Cash, cash equivalents, and restricted cash beginning of period	94,447	68,034	42,587

Cash, cash equivalents, and restricted cash end of period	$124,537	$94,447	$68,034
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Equity
America’s Car-Mart, Inc.
(Dollars in thousands, except share amounts)
For the Years Ended April 30, 2025, 2024 and 2023

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
	Shares	Amount

Balance at April 30, 2022	13,642,185	$136	$103,113	$665,410	$(292,225)	$100	$476,534

Issuance of common stock	33,867	-	286	-	-	-	286
Stock options exercised	25,416	1	1,216	-	-	-	1,217
57,856 treasury shares acquired through net settlement	-	-	-	-	(5,196)	-	(5,196)
Stock based compensation	-	-	5,314	-	-	-	5,314
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	20,432	-	-	20,432

Balance at April 30, 2023	13,701,468	$137	$109,929	$685,802	$(297,421)	$100	$498,547

Issuance of common stock	17,177	-	282	-	-	-	282
Stock options exercised	8,368	-	(455)	-	-	-	(455)
4,274 treasury shares acquired through net settlement	-	-	-	-	(365)	-	(365)
Stock based compensation	-	-	4,174	-	-	-	4,174
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net (loss)	-	-	-	(31,393)	-	-	(31,393)

Balance at April 30, 2024	13,727,013	$137	$113,930	$654,369	$(297,786)	$100	$470,750

Issuance of common stock	1,878,805	19	74,087	-	-	-	74,106
10,200 treasury shares acquired through net settlement	-	-	-	-	(434)	-	(434)
Stock issued related to acquisitions	-	-	2,500	-	-	-	2,500
Stock based compensation	-	-	4,708	-	-	-	4,708
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	17,932	-	-	17,932

Balance at April 30, 2025	15,605,818	$156	$195,225	$672,261	$(298,220)	$100	$569,522

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
America’s Car-Mart, Inc.
A - Organization and Business
America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are conducted principally through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of April 30, 2025, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.
B - Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of America’s Car-Mart, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Segment Information
The Company operates in a single reportable segment which represents our core business of offering integrated automotive sales and financing solutions for customers with limited financial resources regardless of credit history. For more information regarding one reportable segment, see Note O.
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
Change in Accounting Estimate
During the second quarter of fiscal year 2025, the Company refined its accounting estimate with respect to its service contracts. The Company previously recognized deferred service contract revenue over the term associated with the service contract. The service contract is completed once a customer has (a) incurred the designated mileage or (b) the contract has surpassed the designated years. Management performed an analysis to determine when its performance obligations were being met and determined that its customers are reaching the mileage limit prior to reaching the maximum time duration of the service contracts. As such, management determined that service contract revenue should be recognized over a nine-month term for each 12,000 miles, which effectively resulted in a 25.0% acceleration of the timing of revenue recognition prospectively. The impact to revenue recognized for service contracts was $13.2 million, $7.1 million net of tax, in the second quarter of fiscal year 2025, or $1.02 increase to diluted earnings per share ($1.04 increase to basic earnings per share) for the twelve months ended April 30, 2025.
Concentration of Risk
The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 28% of revenues resulting from sales to Arkansas customers.

As of April 30, 2025, and periodically throughout the year, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by the amount it invests in one institution.
Restrictions on Distributions/Dividends
The Company’s revolving credit facilities generally restrict distributions by the Company to its shareholders. On September 16, 2024, the Company entered into an amendment to its revolving credit facilities that, among other things, restricts the Company from future repurchases of the Company’s stock. As of April 30, 2025, the Company may not repurchase shares of the Company’s stock (other than receiving shares surrendered to pay the exercise price or tax withholding in connection with equity-based awards issued under the Company’s equity incentive plans), pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.
Cash Equivalents
The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.
Restricted Cash
Restricted cash is related to the financing and securitization transactions discussed below and is held by the respective securitization trusts.
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
Restricted cash consists of the following at April 30, 2025 and 2024:

(In thousands)	April 30, 2025	April 30, 2024

Restricted cash from collections on auto finance receivables for non-recourse notes payable	$48,571	$43,956
Restricted cash on deposit in reserve accounts for non-recourse notes payable	66,158	44,969

Restricted Cash	$114,729	$88,925
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
The Company’s principal operating subsidiary and a newly formed subsidiary also entered into a loan and security agreement in the first quarter of fiscal 2025 under which the Company’s affiliate borrowed $150 million through an amortizing warehouse loan facility collateralized by certain additional auto finance receivables originated by the Company’s operating subsidiaries. Under the loan and security agreement, the warehouse lender had recourse against the Company for up to 10% of the aggregate amount borrowed under the facility. The Company paid off the warehouse loan facility in October 2024. No debt was outstanding under the warehouse loan facility as of April 30, 2025. See Notes C and F for additional information on auto finance receivables, non-recourse notes payable and warehouse loan facility.
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
Finance Receivables, Repossessions, Charge-offs, Allowance for Credit Losses and Contract Modifications
The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry a weighted average interest rate of approximately 17.6% using the simple effective interest method including any deferred fees. The Company originates contracts at interest rates ranging from 12.99% up to 23.0% based on the credit score of the customer and applicable state usury limits. Contract origination costs are not significant. The installment sale contracts are structured to have variable payments whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges to be collected represent the balance of interest receivable to be earned over the remaining term of the related installment contract, and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. Total earned finance charges were $7.4 million and $6.9 million at April 30, 2025 and 2024, respectively, on the Consolidated Balance Sheets.
An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 78% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the general decline in the value of the collateral lead to prompt resolutions on problem accounts. At April 30, 2025, 3.4% of the Company’s finance receivables balances were 30 days or more past due compared to 3.1% at April 30, 2024.
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
The Company strives to keep its delinquency percentages low, and not to repossess vehicles. Accounts one to three days late are contacted by telephone or text messaging notifications. Notes from each contact are electronically maintained in the Company’s computer system. The Company also utilizes text messaging that allows customers the option to receive due date reminders and late notifications, if applicable. The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle.

The Company regularly offers contract modifications to its customers. Approximately half of the Company’s installment sale contracts on average require one or more minor modifications to accommodate changes in the customer’s financial circumstances over the life of the contract. These modifications are made at the discretion of dealership management without requiring the account to be re-processed through the loan origination system or meet standard origination criteria. Modifications typically involve adjustments to payment terms, such as modest extensions to the overall contract term to lower the installment payment amount, with such modifications being expected to increase recoveries and improve the likelihood of repayment. At the time of the modification, payment terms are restructured so that the Company expects to collect all amounts due, including accrued interest at the contractual rate, during the modification period. When a customer’s contract is modified, the outstanding balance remains unchanged. Extension periods are limited to twelve months beyond the initial payment term and are available for use in one or more modifications over the life of the contract. Due to the subprime nature and limited financial resources of the majority of the Company’s customers, all modifications that result in a term extension are identified by the Company as modifications made to customers experiencing financial difficulty and therefore included in the related disclosures. The Company’s use of contract modifications helps the Company mitigate credit loss and potential repossession of the underlying vehicle.

A limited subset of the Company’s installment sale contracts—representing approximately 1.1%, 1.1% and 1.0% of total finance receivables as of April 30, 2025, 2024 and 2023, respectively—require modification due to customers entering bankruptcy protection. These modifications typically include a combination of reductions in interest rates and extensions of contract terms as part of the bankruptcy plan. When a customer enters Chapter 13 bankruptcy proceedings and includes their vehicle in the bankruptcy plan, the Company transitions the account relationship from the customer to the bankruptcy trustee upon confirmation of the customer’s bankruptcy plan. Under these circumstances, the bankruptcy trustee assumes responsibility for making distributing payments to creditors on behalf of the bankruptcy court, including the Company, as allocated under the court-approved bankruptcy plan. The Company suspends its standard collections practices following the customer’s bankruptcy filing and treats these accounts as being administered by the bankruptcy trustee rather than the customer, conducting all account-related communications, payment processing, and modification activities with the trustee in accordance with the bankruptcy plan and applicable bankruptcy law. Payments received from the bankruptcy trustee are applied first to accrued interest charges and then to principal reduction if sufficient funds remain. The Company continues to identify the related receivable as current in the Company’s receivables aging records while the account is being paid through the bankruptcy court system and assesses the collectability of these accounts based on factors including the trustee's payment history, the customer’s compliance with the bankruptcy plan, and the specific terms and duration of the court-approved plan. If the customer’s bankruptcy proceeding is dismissed, the Company’s collection process reverts back to the existing terms of the installment sale contract.
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
The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. On average, accounts are approximately 71 days and 70 days past due at the time of charge-off for the years ended April 30, 2025 and 2024, respectively. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses. The amount of net repossession and charge-off loss is also reduced by any deferred service contract and accident protection plan revenue at the time of charge-off.

The quantitative portion of the Company’s allowance for credit losses is measured using an undiscounted cash flow (“CF”) model whereby the undiscounted cash flows are adjusted by a prepayment rate and then the lifetime loss rate is applied and compared to the amortized cost basis of finance receivables to reflect management’s estimate of expected credit losses. The CF model is based on installment sale contract level characteristics of the Company’s finance receivables, such as the contractual payment structure, maturity date, payment frequency for recurring payments, and interest rates, as well as the following assumptions:
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
The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover net credit losses expected over the remaining life of the installment sales contracts in the portfolio at the measurement date. At April 30, 2025, the weighted average total contract term was 48.3 months, with 35.9 months remaining. At April 30, 2024, the weighted average total contract term was 47.9 months with 36.1 months remaining. The allowance for credit losses at April 30, 2025, $323.1 million, was 23.25% of the principal balance in finance receivables of $1.5 billion, less deferred accident protection plan (“APP”) revenue of $51.5 million, deferred service contract revenue of $61.8 million, and pending APP claims of $6.2 million. The allowance for credit losses at April 30, 2024, $331.3 million, was 25.32% of the principal balance in finance receivables of $1.4 billion, less deferred APP revenue of $51.8 million, deferred service contract revenue of $68.9 million, and pending APP claims of $6.4 million. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.
In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such a difference. At April 30, 2025 and 2024, anticipated losses did not exceed deferred accident protection plan revenues. No such liability was required at April 30, 2025 and 2024.
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
Goodwill
Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. During the twelve months ended April 30, 2025 and 2024, the Company evaluated goodwill and recorded impairments of $140,000 and $267,000, respectively, due to the closure of an acquired dealership location in the first quarter of fiscal year 2024. The Company also recorded an $8.5 million increase to goodwill due to the acquisition of Texas Auto Center in the first quarter of fiscal year 2025. See Note N for more information on acquisitions.
The Company had $22.8 million and $14.4 million of goodwill for the periods ended April 30, 2025 and 2024, respectively.
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
Long-Lived Assets
Long-lived assets, such as property and equipment, capitalized internal-use software and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, such assets are considered to be impaired, and the impairment is recognized to the extent that the carrying value exceeds its fair value. There were no impairment charges recognized during any of the periods presented.
Cloud Computing Implementation Costs
The Company enters into cloud computing service contracts to support its sales, inventory management, and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other assets on the Consolidated Balance Sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption on the Consolidated Statement of Operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $19.9 million and $16.7 million as of April 30, 2025, and 2024, respectively. Accumulated amortization of capitalized implementation costs for these arrangements was $4.3 million and $339,500 for the twelve months ended April 30, 2025 and 2024, respectively.
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

Income Taxes
Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from fiscal year 2021 to the present. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits on the interest expense and penalties in operating expenses line in the consolidated statement of operations. The Company had no accrued penalties or interest as of April 30, 2025 and 2024, respectively.
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

Sales consist of the following for the years ended April 30, 2025, 2024 and 2023:

	Years Ended April 30,
(In thousands)	2025	2024	2023

Sales – used autos	$987,346	$1,003,640	$1,057,465
Wholesales – third party	40,070	52,463	54,610
Service contract sales	83,753	67,213	57,593
Accident protection plan revenue	35,039	37,482	34,526

Total	$1,146,208	$1,160,798	$1,204,194
From 2023 to 2025, sales performance reflected a mix of macroeconomic factors and company-specific developments. Used vehicle sales revenue declined primarily due to a reduction in unit sales. Wholesales revenue also decreased as a result of lower volumes of repossessed vehicles available for resale. Conversely, service contract sales increased, driven by a higher contract pricing and the change in accounting estimate implemented in October 2024, which impacted the timing of revenue recognition. Accident protection plan revenue remained relatively consistent throughout the years.
At April 30, 2025 and 2024, finance receivables more than 90 days past due were approximately $5.7 million and $4.5 million, respectively. Late fee revenues totaled approximately $5.3 million, $4.9 million, and $4.4 million for the fiscal years ended 2025, 2024, and 2023, respectively. Late fees are recognized when collected and are reflected within interest and other income on the Consolidated Statements of Operations.
During the years ended April 30, 2025 and 2024, the Company recognized $34.4 million and $34.8 million of revenues that were included in deferred service contract revenues for the years ended April 30, 2024 and 2023, respectively.
Advertising Costs
Advertising costs are expensed as incurred and consist principally of television, radio, print media and digital marketing costs. Advertising costs amounted to $5.1 million, $4.3 million and $5.8 million for the years ended April 30, 2025, 2024 and 2023, respectively.
Employee Benefit Plans
The Company has 401(k) plans for all of its employees meeting certain eligibility requirements. The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 6% of each employee’s compensation. The Company contributed approximately $1.5 million, $1.1 million, and $1.2 million to the plans for the years ended April 30, 2025, 2024 and 2023, respectively.
The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount, included in stock-based compensation. Amounts for fiscal years 2025, 2024 and 2023 were not material individually or in the aggregate. A total of 200,000 shares were registered and 119,199 remain available for issuance under this plan at April 30, 2025.
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
Stock-Based Compensation
The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note K. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from equity awards in the Consolidated Statements of Operations in the reporting period in which the exercises occur. The Company did not recognize a discrete income tax benefit for the year ended April 30, 2025. In contrast, for the year ended April 30, 2024, the Company recorded a discrete income tax benefit of $227,000. As a result, fluctuations in stock prices between the grant and exercise dates of equity awards will affect the Company’s income tax expenses and its effective tax rate
Treasury Stock
In connection with equity-based awards issued under the Company’s incentive plan, the Company received 10,200, 4,274, and 57,856 shares of its common stock which were surrendered to pay the exercise price or tax withholding and were to be held as treasury stock for a total cost of $434,000, $365,000, and $5.2 million during the years ended April 30, 2025, 2024, and 2023, respectively. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. The Company has a reserve account of 10,000 shares of treasury stock to secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state and another reserve account of 14,000 shares of treasury stock for its subsidiary, ACM Insurance Company, in accordance with the requirements of the Arkansas Department of Insurance.
Facility Leases
The Company’s leases primarily consist of operating leases related to retail stores, office space, and land. For more information on financing obligations, see Note F.
The initial term for real property leases is typically 3 to 10 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 3 to 10 years or more. The Company includes options to renew (or terminate) in the lease term, and as part of the right-of-use (“ROU”) asset and lease liability, when it is reasonably certain that the options will be exercised. The weighted average remaining lease term as of April 30, 2025 was 10.8 years.
The ROU asset and the related lease liability are initially measured at the present value of future lease payments over the lease term. As most leases do not provide an implicit interest rate, the Company obtains a quote for a collateralized debt obligation from a group of lenders each quarter to determine the present value of future payments of leases commenced for that quarter. The weighted average discount rate as of April 30, 2025 was 4.9%.
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
In October 2023, the FASB issued an accounting pronouncement (ASU 2023-06) related to disclosure or presentation requirements for various subtopics in the FASB’s Accounting Standards Codification (“Codification”). The amendments in the update are intended to align the requirements in the Codification with the U.S. Securities and Exchange Commission’s (“SEC”) regulations and facilitate the application of GAAP for all entities. The effective date for each amendment is the date on which the SEC removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the Codification and will not become effective for any entity. Early adoption is prohibited. We do not expect this update to have a material impact on our consolidated financial statements.
In November 30, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which sets forth improvements to the current segment disclosure requirements in accordance with Topic 280 “Segment Reporting,” including clarifying that entities with a single reportable segment are subject to both new and existing segment reporting requirements. The Company adopted this standard for the year ended April 30, 2025. Adoption of this ASU expanded our business segment disclosures, but did not impact the Company’s consolidated financial position, results of operations or cash flows.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires public business entities to provide enhanced disclosures of certain natural expense categories within relevant income statement captions. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its financial statement disclosures.
C - Finance Receivables, Net
The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which originate at interest rates ranging from 12.99% to 23.0%, are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 months to 79 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. As of the fourth quarter of 2025, the Company maintains two distinct loan pools for the purpose of estimating expected credit losses under the CECL model in accordance with ASC 326. These pools are grouped based on origination method and are managed collectively under a unified credit risk management framework. Although not considered separate segments under applicable disclosure rules, each pool is evaluated separately for expected credit losses, and the allowance for credit losses is determined accordingly. The components of finance receivables as of April 30, 2025 and 2024 are as follows:

(In thousands)	April 30, 2025	April 30, 2024

Gross contract amount	$1,946,042	$1,844,392
Less: unearned finance charges	(436,887)	(409,004)
Principal balance	1,509,155	1,435,388
Less: estimated insurance receivables for APP claims	(2,910)	(3,026)
Less: allowance for APP claims	(3,135)	(3,171)
Less: allowance for credit losses	(323,100)	(331,260)
Finance receivables, net	1,180,010	1,097,931
Loan origination costs	663	660
Finance receivables, net, including loan origination costs	$1,180,673	$1,098,591
Auto finance receivables collateralizing the non-recourse notes payable related to the financing and securitization transactions completed during the fiscal year 2025 and 2024 were $844.5 million and $814.7 million, respectively.
Changes in the finance receivables, net, for the years ended April 30, 2025, 2024 and 2023 are as follows:

	Years Ended April 30,
(In thousands)	2025	2024	2023

Balance at beginning of period	$1,097,931	$1,062,760	$855,424
Finance receivable originations	1,075,080	1,079,946	1,161,132
Finance receivable collections	(469,379)	(455,828)	(434,458)
Provision for credit losses	(374,559)	(423,406)	(352,860)
Losses on claims for accident protection plan	(34,525)	(34,504)	(25,107)
Inventory acquired in repossession and accident protection plan claims	(114,538)	(131,037)	(141,371)

Balance at end of period	$1,180,010	$1,097,931	$1,062,760
Changes in the finance receivables allowance for credit losses for the years ended April 30, 2025, 2024 and 2023 are as follows:

	Years Ended April 30,
(In thousands)	2025	2024	2023

Balance at beginning of period	$331,260	$299,608	$237,823
Provision for credit losses	374,559	423,406	352,860
Charge-offs	(499,887)	(525,634)	(414,397)
Recovered collateral	117,168	133,880	123,322

Balance at end of period	$323,100	$331,260	$299,608
Amounts recovered from previously written-off accounts were $3.5 million, $2.8 million, and $2.5 million for the years ended April 30, 2025, 2024 and 2023, respectively. These amounts are netted against recovered collateral in the table above.

In fiscal year 2025, the Company reduced its allowance for credit losses due to improved performance from contracts initiated under tighter underwriting standards. In the fourth quarter, following refinements to the Company’s CECL methodology and continued strong collections performance, the Company further decreased the allowance for credit losses to 23.25%.
Earlier, in fiscal year 2024, the Company increased the allowance for credit losses in the second quarter, primarily due to the implementation of third-party software for calculating credit losses. The allowance was reduced to 25.32% in the fourth quarter, driven by lower inflation, fewer past-due balances, and refinements to the underwriting process following the launch of the new loan origination system.
The following table presents the finance receivables that are current and past due as follows:

(Dollars in thousands)	April 30, 2025		April 30, 2024

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$1,208,330	80.06%	$1,125,945	78.44%
3 - 29 days past due	249,263	16.52%	264,491	18.43%
30 - 60 days past due	34,407	2.28%	34,042	2.37%
61 - 90 days past due	11,461	0.76%	6,438	0.45%
> 90 days past due	5,694	0.38%	4,472	0.31%
Total	$1,509,155	100.00%	$1,435,388	100.00%

Accounts one and two days past due, as well as bankruptcy accounts, are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end. The Company suspends its standard collections practices following a customer’s bankruptcy filing and treats these accounts as being administered by the bankruptcy trustee rather than the customer, conducting all account-related communications, payment processing, and modification activities with the trustee in accordance with the bankruptcy plan and applicable bankruptcy law. See Note B for further discussion of customer accounts in bankruptcy. Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors. The above categories are consistent with internal operational measures used by the Company to monitor credit results.
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

	Twelve Months Ended April 30,
	2025	2024

Average total collected per active customer per month	$575	$554
Principal collected as a percent of average finance receivables	31.8%	31.7%
Average down-payment percentage	5.5%	5.4%
Average originating contract term (in months)	44.4	44.0

	April 30, 2025	April 30, 2024
Portfolio weighted average contract term, including modifications (in months)	48.3	47.9
Total dollars collected per active customer increased 3.8% year over year and principal collections as a percentage of average finance receivables increased slightly by 10 basis points compared to prior year. The average originating contract term increased slightly as the average retail sales price was up $285 and term is optimized to the distribution by score, shortening terms for higher credit risk customers and allowing additional terms for better credit scoring customers.
When customers apply for financing, the Company’s proprietary scoring models rely on the customers’ credit histories and certain application information to evaluate and rank their risk. The Company obtains credit histories and other credit data that includes information such as number of different addresses, age of oldest record, high risk credit activity, job time, time at residence and other factors. The application information that is used includes income, collateral value and down payment. The scoring models yield credit grades that represent the relative likelihood of repayment. The Company has historically utilized a six-point scorecard for credit evaluation. In May 2024, a new seven-point scorecard was introduced, offering greater granularity and improving the accuracy of loss ratio projections. Under this enhanced scoring model, customers with the highest probability of repayment are 7-rated customers. Customers assigned a lower grade are determined to have a lower probability of repayment. For loans that are approved, the credit grade influences the terms of the agreement, such as the maximum amount financed, term length and minimum down payment. After origination, credit grades are generally not updated.
The following table presents a summary of finance receivables by credit quality indicator, as of April 30, 2025, segregated by customer score and year of origination.

	Customer Score by Fiscal Year of Origination
						Prior to
(Dollars in thousands)	2025	2024	2023	2022	2021	2021	Total	%

1-2	$46,422	$13,367	$4,584	$743	$45	$45	$65,206	4.3%
3-4	284,265	131,084	44,141	9,241	826	219	469,776	31.1%
5-7	509,740	277,865	138,342	42,843	4,856	527	974,173	64.6%
Total	$840,427	$422,316	$187,067	$52,827	$5,727	$791	$1,509,155	100.0%

Gross charge-offs	$120,995	$237,829	$109,105	$28,518	$2,842	$598	$499,887
The following table presents a summary of finance receivables by credit quality indicator, as of April 30, 2024, segregated by customer score and year of origination.

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

Contract Modifications
During the preparation of the financial statements for the fiscal year ended April 30, 2025, management identified that our previously issued financial statements contained material omissions of required disclosures under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-10-50-42 through 50-44 related to loan modifications for borrowers experiencing financial difficulty.
Specifically, we determined that we did not provide the following required disclosures by class of financing receivable in our previously issued financial statements: (1) qualitative and quantitative information about the types of modifications we utilized, including the total period-end amortized cost basis of modified receivables and the percentage of modifications of receivables made to debtors experiencing financial difficulty relative to the total period-end amortized cost basis of receivables in each class of financing receivable; (2) the financial effect of modifications by type, including information about changes to contractual terms resulting from the modification and the incremental effect of principal forgiveness on the amortized cost basis of modified receivables, as applicable, or the reduction in weighted-average interest rates for interest rate reductions; and (3) receivable performance in the 12 months after modification of receivables made to debtors experiencing financial difficulty.
As a result of these material disclosure omissions, our annual Consolidated Financial Statements for fiscal year 2024 are being restated to reflect the added disclosures regarding contract modifications made to borrowers experiencing financial difficulty. The restatement to include these disclosures did not impact previously reported amounts on the Company’s Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Cash Flow, or Consolidated Statements of Equity.
The Company identifies and discloses modifications made to customers experiencing financial difficulty after the origination date. Due to the subprime nature and limited financial resources of the majority of the Company’s customers, all modifications that result in a term extension are identified by the Company as modifications made to customers experiencing financial difficulty and therefore included in the related disclosures. See Note B for additional information on contract modifications. These modifications are made with the intent to support customers while preserving asset value and minimizing credit losses.
The following tables present the aggregate outstanding principal balance of contracts that have been modified during the fiscal year, categorized by type of modification. These modifications represent management’s efforts to work with customers experiencing financial difficulty to help them maintain their vehicle ownership while preserving asset value for the Company. The percentages shown represent the portion of the total gross finance receivables portfolio as of the end of the fiscal year that has been modified at least once during the year.
The following table presents contract modifications by type of modification at April 30, 2025, 2024 and 2023:

(Dollars in thousands)	Contract Modifications by Type
	April 30, 2025		April 30, 2024 (Restated)		April 30, 2023
Type of Modification	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio

Term extension	$425,791	28.2%	$462,992	32.2%	$445,288	32.4%
Combination (1)	10,350	0.7%	10,929	0.8%	8,764	0.6%
Total	$436,141	28.9%	$473,921	33.0%	$454,052	33.0%

(1)These modifications result from customer bankruptcy filings and have been made in accordance with bankruptcy court requirements. They generally consist of a reduction in the contractual interest rate and/or an extension of the contract term as part of the customer’s court-approved payment restructuring plan.

The following table describes the financial effect of the modifications for each fiscal year:

Type of Modification	Fiscal Year 2025	Fiscal Year 2024 (Restated)	Fiscal Year 2023

Term extension	Added a weighted average of 2.2 months to the life of contracts, which reduced payment amounts due from borrowers.	Added a weighted average of 2.3 months to the life of contracts, which reduced payment amounts due from borrowers.	Added a weighted average of 2.6 months to the life of contracts, which reduced payment amounts due from borrowers.
Combination	Added a weighted average of 10.5 months to the life of contracts, which reduced payment amounts due from borrowers and/or reduced interest rates to rates ranging from 4.25% to 10.5%.	Added a weighted average of 11.6 months to the life of contracts, which reduced payment amounts due from borrowers and/or reduced interest rates to rates ranging from 4.25% to 18%.	Added a weighted average of 13.9 months to the life of contracts, which reduced payment amounts due from borrowers and/or reduced interest rates to rates ranging from 5% to 16.9%.

The Company closely monitors the performance of the contracts that are modified to understand the effectiveness of its modification efforts. The following table depicts the status of contracts that have term modifications in the last 12 months of the applicable fiscal year:

	Payment Status (Principal Balance)
(In thousands)	Total	Current	3-29 Days Past Due	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due

For Fiscal Year 2025	$425,791	$304,859	$100,554	$14,149	$3,900	$2,329
For Fiscal Year 2024 (Restated)	462,992	326,937	117,390	13,890	2,724	2,051
For Fiscal Year 2023	445,288	352,013	72,146	15,397	3,583	2,149

The following table depicts the status of contracts that have term modifications due to the combination of modifications due to bankruptcies for the periods presented:

	Payment Status (Principal Balance)
(In thousands)	Total	Payment Received in Last 30 Days	Payment Received in Last 31-60 Days	Payment Received in Last 61-90 Days	Payment Received in Last 90+ Days

For Fiscal Year 2025	$10,350	$5,864	$1,596	$843	$2,047
For Fiscal Year 2024 (Restated)	10,929	5,528	1,808	1,366	2,227
For Fiscal Year 2023	8,764	4,957	1,213	828	1,766

As of April 30, 2025, customer contracts with an aggregate principal balance of $133.0 million were charged off within 12 months following contract modifications. For comparative purposes, as of April 30, 2024 and April 30, 2023, customer contracts with aggregate principal balances of $153.9 million and $118.0 million, respectively, were charged off within 12 months following contract modifications.
These modifications and their subsequent performance were evaluated under the Company’s CECL methodology, and the related allowance for credit losses reflects expected future losses based on borrower performance, economic conditions, and the nature of the modifications. The Company continues to monitor the performance of all modified contracts and has credit risk management processes in place to assess and manage these exposures.

D - Property and Equipment
A summary of property and equipment is as follows:

(In thousands)	April 30, 2025	April 30, 2024

Land	$11,998	$11,998
Buildings and improvements	23,575	23,435
Furniture, fixtures and equipment	26,139	21,752
Leasehold improvements	51,466	50,689
Construction in progress	1,028	2,393
Accumulated depreciation and amortization	(57,312)	(49,906)

Property and equipment, net	$56,894	$60,361
E - Accrued Liabilities
A summary of accrued liabilities is as follows:

(In thousands)	April 30, 2025	April 30, 2024

Cash overdraft	$1,289	$823
Employee compensation and benefits	7,983	10,774
Deferred sales tax (see Note B)	10,326	6,234
Fair value of contingent consideration	6,298	3,193
Accrued interest payable	2,155	2,221
Other	7,898	4,583
Accrued liabilities	$35,949	$27,828

F – Debt
A summary of debt is as follows:

(In thousands)	April 30, 2025	April 30, 2024

Revolving line of credit	$208,322	$201,743
Debt issuance costs	(3,553)	(924)

Revolving line of credit, net	$204,769	$200,819

Non-recourse notes payable - 2023-1 Issuance	$46,289	$150,190
Non-recourse notes payable - 2023-2 Issuance	92,949	203,189
Non-recourse notes payable - 2024-1 Issuance	73,158	202,916
Non-recourse notes payable - 2024-2 Issuance	194,139	-
Non-recourse notes payable - 2025-1 Issuance	168,318	-
Debt issuance costs	(2,843)	(2,666)
Non-recourse notes payable, net	$572,010	$553,629

Total debt	$776,779	$754,448
Revolving Line of Credit
At April 30, 2025, the Company and its subsidiaries have $350.0 million of permitted borrowings under a revolving line of credit. The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities with a scheduled maturity date of March 31, 2027. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is SOFR plus 3.50%, or for non-SOFR amounts, the base rate of 7.50% plus 1% at April 30, 2025 and 8.25% plus 1% at April 30, 2024. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see Note B).
The Company was in compliance with the covenants at April 30, 2025. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at April 30, 2025, the Company had additional availability of approximately $27.3 million under the revolving credit facilities.
Non-Recourse and Recourse Notes Payable
The Company has issued six separate series of asset-backed non-recourse notes (known as the “2022 Issuance”, “2023-1 Issuance”, “2023-2 Issuance”, “2024-1 Issuance”, “2024-2 Issuance”, and “2025-1 Issuance”) as of April 30, 2025. All six issuances are collateralized by installment sale contracts directly originated by the Company. Credit enhancement for the non-recourse notes payable consists of overcollateralization, a reserve account funded with an initial amount of not less than 2.0% of the pool balance, excess interest on the auto finance receivables, and in some cases, the subordination of certain payments to noteholders of less senior classes of notes. The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto finance receivables. In December 2023, the Company fully paid off the 2022 Issuance. The five notes payable related to the remaining term securitization transactions accrue interest predominately at fixed rates and have scheduled maturities through January 22, 2030, June 20, 2030, and January 21, 2031, August 20, 2031, and November 20, 2031, respectively, but may be repaid earlier, depending upon collections from the underlying auto finance receivables. The original principal balance and weighted average fixed coupon rate for the five securitizations are as follows:

	Original Principal Balance (in thousands)	Weighted Average Fixed Coupon Rate

2023-1	$400,200	8.68%
2023-2	360,300	8.80%
2024-1	250,000	9.50%
2024-2	300,000	7.44%
2025-1	200,000	6.49%

On July 12, 2024, the Company’s principal operating subsidiary, America’s Car Mart, Inc., and a newly formed affiliate entered into a loan and security agreement under which the Company’s affiliate borrowed $150 million in funding through an amortizing warehouse loan facility collateralized by installment sale contracts directly originated by the Company’s operating subsidiaries. The Company used the funding from the warehouse loan facility to pay down outstanding amounts borrowed under the Company’s revolving line of credit to fund its finance receivables. The loan and security agreement provided for additional borrowing availability, subject to the terms and conditions of the agreement, and recourse against the Company with respect to up to 10% of the aggregate amount borrowed under the warehouse facility payable. Interest on any outstanding balances accrues at a rate of SOFR plus 350 basis points, with a scheduled maturity date of July 12, 2026. In October 2024, the Company used the proceeds from its 2024-2 Issuance to pay down the outstanding balance under the warehouse loan facility. No debt was outstanding under the warehouse loan facility as of April 30, 2025.
G – Fair Value Measurements
Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.
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
The estimated fair values, and related carrying amounts, of the financial instruments and other assets included in the Company’s financial statements at April 30, 2025 and 2024 are as follows:

	April 30, 2025		April 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)

Cash and cash equivalents	$9,808	$9,808	$5,522	$5,522
Restricted cash	114,729	114,729	88,925	88,925
Inventory - Repossessions	18,845	18,845	18,182	18,182
Finance receivables, net	1,180,673	928,130	1,098,591	882,764
Accounts payable	34,980	34,980	21,379	21,379
Contingent consideration	6,298	6,298	3,193	3,193
Revolving line of credit, net	204,769	204,769	200,819	200,819
Non-recourse notes payable, net	572,010	581,029	553,629	553,003

H - Income Taxes
The components of the provision for income taxes are as follows:

	Years Ended April 30,
(In thousands)	2025	2024	2023
Provision for income taxes
Current	$15,531	$12,765	$(3,504)
Deferred	(10,662)	(21,507)	8,866
Total	$4,869	$(8,742)	$5,362
A reconciliation of the Company’s statutory income tax rate to the Company’s effective tax rate is as follows:

	Years Ended April 30,
(In thousands)	2025	2024	2023
Tax provision at statutory rate	$4,814	$(8,428)	$5,417
State taxes, net of federal benefit	408	(1,204)	774
Permanent differences	(410)	(227)	(558)
Provision to return	(1,183)	-	-
Related Finance Company provision/(benefit)	1,083	-	-
Other, net	157	1,117	(271)
Total	$4,869	$(8,742)	$5,362
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	Years Ended April 30,
(In thousands)	2025	2024
Deferred tax assets:
Accrued liabilities	$2,188	$2,218
Inventory	183	152
Share based compensation	5,859	4,803
Net operating loss	38,033	20,700
Deferred revenue	9,536	4,030
Other	91	-
Total Deferred tax assets	55,890	31,903
Finance receivables	(59,714)	(46,056)
Property and equipment	(2,760)	(3,222)
Goodwill	(562)	(426)
Interest expense limitations	-	(7)
Total deferred tax liabilities	(63,036)	(49,711)
Valuation Allowance	-	-
Net deferred tax asset (liability)	$(7,146)	$(17,808)
As of April 30, 2025, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $165.4 million and $4.2 million, respectively, which begin to expire in 2038 for state purposes.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company has not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which we operate or do business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.
The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of April 30, 2025 and 2024, the Company has not recorded any uncertain tax positions on the financial statements.
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
On September 20, 2024, the Company completed an underwritten public offering of 1,700,000 shares of its common stock, par value 0.01 per share, at a public offering price of $43.00. Net proceeds from the offering were $73.8 million after deducting the underwriting discount, commissions and offering costs. Under the terms of the Underwriting Agreement entered into in connection with the offering, the Company granted the underwriter an option (the “Over-allotment Option”), exercisable for 30 days, to purchase up to 255,000 additional shares of common stock (the “Option Shares”) at the public offering price, less underwriting discounts and commissions. On October 22, 2024, the Company completed the sale of 138,272 Option Shares in connection with the partial exercise by the underwriter of the Over-allotment Option at the public offering price of $43.00 per share. The Company received net proceeds from the sale of the Option Shares of approximately $5.6 million after deducting the underwriting discount, commissions and offering costs, resulting in aggregate net proceeds to the Company from the offering of approximately $73.8 million.
As of April 30, 2025, the Company has a total of 8,263,280 shares of its common stock outstanding, compared to 6,394,675 outstanding as of April 30, 2024.

J – Weighted Average Shares Outstanding
Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended April 30,
	2025	2024	2023

Weighted average shares outstanding-basic	7,524,770	6,388,537	6,371,229
Dilutive options and restricted stock	156,820	-	195,667

Weighted average shares outstanding-diluted	7,681,590	6,388,537	6,566,896

Antidilutive securities not included:
Options	630,692	368,118	315,625
Restricted Stock	23,421	9,898	15,231
K – Stock-Based Compensation Plans
The Company has stock-based compensation plans under which awards of non-qualified stock options, incentive stock options and restricted stock have been or may be granted to employees, directors and certain advisors of the Company. The stock-based compensation plan being utilized at April 30, 2025 is the 2024 Equity Incentive Plan. The 2024 Equity Incentive Plan was approved by the Company’s shareholders and became effective on August 27, 2024. This plan governs all new equity-based awards granted on or after its effective date. The 2024 Equity Incentive Plan includes a reserve of 500,000 shares authorized for issuance of awards under the plan. At April 30, 2025, a total of 426,258 shares remained available for future awards under the 2024 Equity Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $4.7 million ($3.7 million after tax effects), $3.7 million ($2.9 million after tax effects), $5.3 million ($4.1 million after tax effects) for the years ended April 30, 2025, 2024, and 2023, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.
Stock Option Awards
The Company has options outstanding under the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Stock Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. On August 29, 2018, August 26, 2020, and August 30, 2022, the shareholders of the Company approved amendments to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000, 200,000, and 185,000 shares, respectively. At April 30, 2025, a total of 434,567 shares of common stock are reserved for issuance of outstanding stock options under the Restated Option Plan. Options outstanding under the Restated Option Plan expire in the calendar years 2025 through 2034. As of April 30, 2025, there were 254,600 unvested options under the Restated Option Plan. No further awards may be granted under the Restated Option Plan.

The 2024 Equity Incentive Plan, which replaced the Restated Option Plan, provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. As of April 30, 2025, there were 2,500 unvested options under the 2024 Equity Incentive Plan.

	Restated Option Plan	2024 Equity Incentive Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	May 9, 2034	January 20, 2035
Shares available for grant at April 30, 2025	-	426,258
The aggregate intrinsic value of outstanding options at April 30, 2025 and 2024 was $547,000 and $1.6 million, respectively.
The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Years Ended April 30,
	2025	2024	2023
Expected term (years)	4.9	3.9	5.5
Risk-free interest rate	4.93%	4.06%	3.60%
Volatility	61%	56%	55%
Dividend yield	-	-	-
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
There were 22,281 options granted during fiscal 2025, 197,486 granted during fiscal 2024, and 140,000 granted during fiscal 2023 under the Restated Option Plan, respectively. There were 7,500 options granted during fiscal 2025 under the 2024 Equity Incentive Plan. The grant-date fair value of options granted during fiscal 2025, 2024, and 2023 was $542,000, $5.7 million, and $5.1 million, respectively. The options were granted at fair market value on the date of grant. Generally, options vest after three to five years.

The following is an aggregate summary of the activity in the stock incentive plan from April 30, 2022 to April 30, 2025:

	Number of Options	Exercise Price per Share	Proceeds on Exercise	Weighted Average Exercise Price per Share
			(in thousands)
Outstanding at April 30, 2022	501,400		$39,232	$78.25
Granted	140,000	$61.02 to $94.59	9,687	69.19
Exercised	(28,000)	$ 44.52 to $ 53.02	(1,439)	51.38
Cancelled	-		-
Outstanding at April 30, 2023	613,400		$47,480	$77.41
Granted	197,486	$ 70.57 to $ 86.30	14,279	72.30
Exercised	(35,000)	$ 36.54 to $ 54.85	(1,828)	52.23
Cancelled	(40,000)	$ 109.06	(4,362)	109.06
Outstanding at April 30, 2024	735,886		$55,569	$75.51
Granted	29,781	$42.25 to $61.32	$1,703	57.19
Exercised	-		-
Cancelled	(74,000)	$46.23 to $150.83	(4,700)	63.51
Outstanding at April 30, 2025	691,667		$52,572	$76.01
Stock option compensation expense on a pre-tax basis was $1.1 million ($873,000 after tax effects), $1.8 million ($1.4 million after tax effects), and $3.7 million ($2.9 million after tax effects) for the years ended April 30, 2025, 2024 and 2023, respectively. As of April 30, 2025, the Company had approximately $1.0 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 1.4 years.
The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Years Ended April 30,
(Dollars in thousands except option data)	2025	2024	2023

Options Exercised	-	35,000	28,000
Cash Received from Options Exercised	$-	$-	$1,216
Intrinsic Value of Options Exercised	$-	$1,145	$1,412
There were no options exercised through net settlements during the year ended April 30, 2025.
As of April 30, 2025, there were 434,567 vested and exercisable stock options outstanding with an aggregate intrinsic value of $534,000 and a weighted average remaining contractual life of 4.3 years and a weighted average exercise price of $80.25.
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
The following is a summary of the Restricted Stock Award activity in the Company’s stock incentive plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested shares at April 30, 2022	181,114	$55.76
Shares granted	40,470	68.78
Shares vested	(29,500)	35.31
Shares cancelled	(10,301)	69.10
Unvested shares at April 30, 2023	181,783	$61.22
Shares granted	74,647	68.56
Shares vested	(13,037)	62.78
Shares cancelled	(32,183)	61.14
Unvested shares at April 30, 2024	211,210	$63.73
Shares granted	89,862	55.67
Shares vested	(34,583)	71.73
Shares cancelled	(14,620)	73.53
Unvested shares at April 30, 2025	251,869	$59.19
The fair value at vesting for Awards under the Restated Incentive Plan and 2024 Equity Incentive Plan was $14.9 million, $13.5 million, and $11.1 million in fiscal 2025, 2024, and 2023, respectively.
The Company recorded compensation cost of approximately $3.6 million ($2.8 million after tax effects), $1.8 million ($1.4 million after tax effects), and $1.6 million ($1.2 million after tax effects) related to the Restated Incentive Plan and 2024 Equity Incentive Plan during the years ended April 30, 2025, 2024, and 2023, respectively. As of April 30, 2025, the Company had $4.5 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan and 2024 Equity Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 2.1 years.
There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2025 or fiscal 2024.

L - Commitments and Contingencies
Letter of Credit
The Company has two standby letters of credit relating to insurance policies totaling $4.4 million at April 30, 2025.
Facility Leases
The Company leases certain dealership and office facilities under various non-cancelable operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of April 30, 2025, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending	Amount
April 30,	(In thousands)

2026	$10,085
2027	9,462
2028	8,789
2029	7,924
2030	6,757
Thereafter	43,618
Total undiscounted operating lease payments	86,635
Less: imputed interest	(19,633)
Present value of operating lease liabilities	$67,002
The $86.6 million of operating lease commitments includes $21.3 million of non-cancelable lease commitments under the lease terms and $65.3 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. For the years ended April 30, 2025, 2024, and 2023, rent expense for all operating leases amounted to approximately $10.1 million, $9.0 million, and $9.0 million, respectively.
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

M - Supplemental Cash Flow Information
Supplemental cash flow disclosures for the years ended April 30, 2025, 2024, and 2023 are as follows:

	Years Ended April 30,
(in thousands)	2025	2024	2023
Supplemental disclosures:
Interest paid	$70,650	$65,647	$36,605
Income taxes paid, net	11,132	6,459	5,480

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	114,538	137,366	127,035
Reduction in net receivables for deferred ancillary product revenue at time of charge-off	33,257	37,877	30,665
Net settlement option exercises	-	1,828	223
Right-of-use assets obtained in exchange for operating lease liabilities	384	2,134	578
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	7,433	1,822	1,729
N - Acquisitions

On June 3, 2024, the Company completed its business combination of Texas Auto Center (“TAC”), which includes two dealership locations in Austin and San Marcos, Texas.

The total purchase price of the TAC acquisition was $13.5 million, which included $3.5 million of contingent consideration. The structure of the transaction is consistent with prior transactions whereby the Company did not acquire existing finance receivables and the seller may receive a performance-based earn-out in the future ranging from zero to a maximum of $15.0 million based on cumulative pre-tax income.

The excess of the purchase price over the preliminary fair values of the net assets acquired was allocated to goodwill, all of which is deductible for tax purposes and represents the future economic benefits expected to arise from anticipated synergies and intangible assets that do not qualify for separate recognition. The Company recorded the preliminary fair values of the assets acquired and liabilities assumed in the TAC acquisition, which resulted in the recognition of: (1) net working capital assumed of $100,000, (2) inventory of $5.0 million, (3) gross right use of asset and lease liability of $7.4 million and (4) goodwill of $8.5 million.

O – Segment Reporting
The Company conducts its operations through a single reportable segment representing the consolidated entity selling and financing used vehicles. Management has determined the Company consists of a single operating and reportable segment. The chief operating decision maker (“CODM”), who is the Chief Executive Officer, manages the Company on a consolidated basis and utilizes sales, provision for credit losses, and net income (loss) as presented on the Consolidated Statements of Operations as the primary financial measures used in assessing the performance of the Company.

The CODM is provided with the following significant segment expenses within selling, general and administrative expenses on the consolidated statement of operations. Other segment items within consolidated net income (loss) are all separately disclosed on the consolidated statement of operations.

	Years Ended April 30,
(Dollars in thousands)	2025	Change	2024	Change	2023

Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$115,173	0.8%	$114,266	0.1%	$114,183
Share-based compensation expense	4,708	12.8	4,174	(21.5)	5,314
Total compensation and benefits	$119,881	1.2	$118,440	(0.9)	$119,497
Store occupancy costs	21,161	9.6	19,309	8.2	17,852
Advertising costs	5,057	18.0	4,284	(25.6)	5,759
Other overhead costs	42,822	14.5	37,388	11.3	33,588
Total selling, general and administrative expenses	$188,921	5.3	$179,421	1.5	$176,696
P – Subsequent Events
On May 29, 2025, the Company completed a securitization transaction, which involved the issuance and sale in a private offering of $165.2 million aggregate principal amount of 5.55% Class A Asset Backed Notes (the “Class A Notes”) and $50.8 million aggregate principal amount of 7.25% Class B Asset Back Notes (the “Class B Notes”), with an overall weighted average life adjusted coupon of 6.27%. The Notes were issued by ACM Auto Trust 2025-2, an indirect subsidiary of the Company. The Notes are collateralized by $363.0 million of accounts receivables related to installment sale contracts originated by the Company’s operating subsidiaries, America’s Car Mart, Inc and Texas Car-Mart, Inc. The Class A Notes mature on June 20, 2028, and the Class B Notes mature on February 20, 2032.
Subsequent to our April 30, 2025 balance sheet date, Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which was signed into law on July 4, 2025, as Public Law 119‑21. Under this law, the 100% bonus depreciation provision under § 168(k) was permanently reinstated for property placed in service after January 19, 2025, and the § 163(j) interest limitation reverted to the pre‑2022 EBITDA‑based threshold. Because enactment occurred after April 30 but before issuance of our financial statements, the effects of OBBBA are not reflected in the period ended April 30, 2025. Management is currently evaluating the potential impact of these provisions on deferred taxes and future tax obligations. We cannot estimate the impacts of this legislation as of the issuance of these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Management, with the participation of the Company’s President and Chief Executive Officer, and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of April 30, 2025. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2025, the Company’s disclosure controls and procedures were not effective as a result of the material weakness in internal control over financial reporting described below.
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2025. In making this assessment, management used the criteria set forth in The 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2025, the Company’s internal control over financial reporting were not effective as a result of the material weakness in internal control over financial reporting described below.
A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended April 30, 2025, in connection with the preparation of the Company’s annual financial statements as of and for the year ended April 30, 2025, the Company identified a material weakness in its internal control over financial reporting. The material weakness in internal control over financial reporting relates to having inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under GAAP. This principally resulted from (1) incorrect assessment during the initial adoption of ASU 2022-02, (2) ineffective disclosure controls and procedures that did not identify missing required disclosures under ASC 310-10-50-42 through 50-44, and (3) turnover in technical accounting resources leading to a reduction of requisite expertise. This material weakness existed as of April 30, 2024 and each interim reporting period during fiscal years 2025 and 2024 and resulted in the restatement of previously issued financial statements to include the required disclosures regarding contract modifications made to borrowers experiencing financial difficulty.
Further, the Company completed the acquisition of Texas Auto Center on June 3, 2024. The scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting did not include the internal controls over financial reporting of Texas Auto Center. Texas Auto Center represented approximately 4.9% of the Company’s total revenues for the year ended April 30, 2025. Total assets of the acquired business represented approximately 3.3% of the Company’s total consolidated assets as of April 30, 2025.

The Company’s independent registered public accounting firm has audited the effectiveness of the Company’s internal control over financial reporting at April 30, 2025, as stated in their report included herein.
Remediation Plan for the Material Weakness in Internal Control Over Financial Reporting
Management is implementing significant organizational and process improvements to address the material weakness, including (1) leadership changes and enhanced expertise related to technical accounting and financial reporting and (2) process and control improvements related to the following:

•Enhanced new accounting standards implementation process with formalized assessment procedures;
•Secondary review process for complex disclosure requirements;
•Formalized disclosure committee to provide additional oversight;
•Systematic data compilation processes for required disclosures; and
•Enhanced training programs for control operators.

However, no assurance can be given that these changes will remediate the material weakness until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
America’s Car-Mart, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
The material weakness in internal control over financial reporting relates to having inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under generally accepted accounting principles. This principally resulted from (1) incorrect assessment during the initial adoption of ASU 2022-02 - Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, (2) ineffective disclosure controls and procedures that did not identify missing required disclosures under ASC 310-10-50-42 through 50-44, and (3) turnover in technical accounting resources leading to a reduction of requisite expertise.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended April 30, 2025. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated August 7, 2025 which expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Texas Auto Center, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 3.3 and 4.9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended April 30, 2025. As indicated in Management’s Report, Texas Auto Center was acquired during fiscal year 2025. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Texas Auto Center.

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
August 7, 2025

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
During the three months ended April 30, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term in defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference herein from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Stockholders to be held in September 2025 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference. Information regarding the executive officers of the Company is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this report.
Clawback Policy
On November 30, 2023, the Company’s Board of Directors adopted an incentive compensation recoupment policy (the “Clawback Policy”) in accordance with Rule 10D-1 of the Exchange Act and Nasdaq Rule 5608 that requires the Company to recover excess incentive compensation paid to an executive officer when such compensation was based in whole or in part on financial results later subject to a restatement of the Company’s financial statements. The Clawback Policy specifies that following an accounting restatement, the Company must reasonably promptly recoup any compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure (the “Incentive Compensation”) and which exceeds the amount that would have been received under the restated financial results, unless the Compensation Committee determines that such recoupment would be impracticable. The Clawback Policy applies to all Incentive Compensation received by a person (a) on or after October 2, 2023, (b) after beginning services as an executive officer, (c) who served as an executive officer at any time during the applicable performance period for the Incentive Compensation, and (d) during the three completed fiscal years immediately preceding the date the Company’s Board of Directors, or an authorized committee of the Board, concludes that the Company is required to prepare an accounting restatement.
As discussed in the Explanatory Note, the Company identified omissions in required disclosures under ASC 310-10-50-42 through 50-44 regarding contract modifications made to borrowers experiencing financial difficulty which required the Company to restate its financial statements included in its Annual Report on Form 10-K for the fiscal year ended April 30, 2024 and each Quarterly Report on Form 10-Q for each quarterly period in fiscal years 2024 and 2025. For the purposes of the Clawback Policy, however, the inclusion of these omitted disclosures in this Form 10-K does not constitute an accounting restatement as defined in the Clawback Policy as there was no impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows. Additionally, the Company has concluded that none of the compensation paid to the Company’s executive officers was based on the attainment of a financial reporting measure that would be affected by these disclosures. The Company’s annual cash incentive program for executive officers for fiscal years 2024 and 2025 was based on the Company’s performance in return on average equity, the change in selling, general and administrative expense per average active customer, and the percentage of dealerships with a positive economic value added performance for the fiscal year. None of these measures was affected by the addition of the omitted loan modification disclosures, and no other compensation paid to our executive officers is based on the achievement of financial measure targets. Therefore, no Incentive Compensation recovery is required under the Clawback Policy.
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
The Company’s equity compensation plans consist of the 2024 Equity Incentive Plan, the Amended and Restated Stock Incentive Plan, the Amended and Restated Stock Option Plan and the 2006 Employee Stock Purchase Plan. These plans have been approved by the stockholders. As of August 27, 2024, no further awards may be issued under the Amended and Restated Stock Incentive Plan and the Amended and Restated Stock Option Plan.
The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c) (1)

Equity compensation plans approved by the stockholders	691,667	$76.01	545,457

Equity compensation plans not approved by the stockholders	-	-	-
(1)Includes 426,258 shares available for issuance under the 2024 Equity Incentive Plan and 119,199 shares under the 2006 Employee Stock Purchase Plan.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)1.     Financial Statements
The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data.”
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

3.1
Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1-4.8 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 16, 2005 (File No. 333-129727)).

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

4.5
Indenture, dated October 9, 2024, by and between ACM Auto Trust 2024-02 and Deutsche Bank National Trust Company, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2024).

4.6
Indenture, dated January 31, 2025, by and between ACM Auto Trust 2025-1 and Deutsche Bank National Trust Company, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2025).

4.7
Indenture, dated May 29, 2025, by and between ACM Auto Trust 2025-2 and Deutsche Bank National Trust Company, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2025).

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

10.3*	America’s Car-Mart, Inc. 2024 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2024).

10.4*	America’s Car-Mart, Inc. Short-Term Incentive Plan, effective April 1, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2023).

10.5*	Form of Indemnification Agreement between the Company and certain officers and directors of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1993) (filed in paper format).

10.6*
Employment Agreement, dated as of February 27, 2020, between America’s Car-Mart, Inc., an Arkansas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020).

10.7*
Retirement and Transition Agreement, dated December 21, 2023, between America’s Car Mart, Inc., an Arkansas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 26, 2023).

10.8*
Amended and Restated Employment Agreement, dated December 19, 2023, between America’s Car Mart, Inc., an Arkansas corporation, and Douglas Campbell (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 26, 2023).

10.8.1*
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

10.12*
Offer Letter, dated May 6, 2025, between America’s Car Mart, Inc., an Arkansas corporation, and Jonathan Collins (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2025)

10.13
Third Amended and Restated Loan and Security Agreement dated September 30, 2019, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2019).

10.13.1
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

10.13.2
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

10.13.3
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

10.13.4
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

10.13.5
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

10.13.6
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

10.13.7
Amendment No. 7 to Third Amended and Restated Loan and Security Agreement and Limited Waiver dated July 12, 2024, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Bank N.A., as Agent, Lead Arranger, and Book Manager (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

10.13.8
Amendment No. 8 to Third Amended and Restated Loan and Security Agreement and Joinder dated September 16, 2024, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Bank N.A., as Agent, Lead Arranger, and Book Manager ( Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2024).

10.13.9
Amendment No. 9 to Third Amended and Restated Loan and Security Agreement dated February 28, 2025, among Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Bank N.A., as Agent, Lead Arranger, and Book Manager ( Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2025).

10.14
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

10.16
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

10.18
Purchase Agreement, dated January 31, 2024, by and between Colonial Auto Finance, Inc. and ACM Funding, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on February 2, 2024).

10.19
Sale and Servicing Agreement, dated January 31, 2024, by and between ACM Auto Trust 2024-1, ACM Funding, LLC, America’s Car Mart, Inc. and Wilmington Trust, National Association, as Indenture Trustee, Backup Servicer, Calculation Agent, and Paying Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with SEC on February 2, 2024).

10.20
Purchase Agreement, dated October 9, 2024, between Colonial Auto Finance, Inc. and ACM Funding, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2024).

10.21
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

10.22
Purchase Agreement, dated January 31, 2025, by and between Colonial Auto Finance, Inc. and ACM Funding, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2025).

10.23
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

10.24
Purchase Agreement, dated May 29, 2025, by and between Colonial Auto Finance, Inc. and ACM Funding, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2025).

10.25
Sale and Servicing Agreement, dated May 29, 2025, by and among ACM Auto Trust 2025-2, ACM Funding, LLC, America’s Car Mart, Inc., and Deutsche Bank National Trust Company, as Indenture Trustee, Calculation Agent, and Paying Agent, and Systems & Services Technologies, Inc. as Backup Servicer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2025).

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2024)

19.1
America’s Car-Mart, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2024, filed with the SEC on July 15, 2024)

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

97.1	America’s Car-Mart, Inc. Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
*Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Company.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA’S CAR-MART, INC.

Dated: August 7, 2025	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Douglas W. Campbell	Chief Executive Officer, President and Director	August 7, 2025
Douglas W. Campbell	(Principal Executive Officer)

/s/ Jonathan M. Collins	Chief Financial Officer	August 7, 2025
Jonathan M. Collins	(Principal Financial Officer)

/s/ Vickie D. Judy	Chief Accounting Officer	August 7, 2025
Vickie D. Judy	(Principal Accounting Officer)

/s/ Joshua G. Welch	Chairman of the Board	August 7, 2025
Joshua G. Welch

/s/ Ann G. Bordelon	Director	August 7, 2025
Ann G. Bordelon

/s/ Jonathan Z. Buba	Director	August 7, 2025
Jonathan Z. Buba

/s/ Julia K. Davis	Director	August 7, 2025
Julia K. Davis

/s/ Daniel J. Englander	Director	August 7, 2025
Daniel J. Englander

/s/ Dawn C. Morris	Director	August 7, 2025
Dawn C. Morris

/s/ Jeffrey A. Williams	Director	August 7, 2025
Jeffrey A. Williams