Form 10-Q
period 2025-07-31
AMERICAS CARMART INC
filed 2025-09-09
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
Or
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer ☐	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at September 4, 2025
Common Stock, par value $0.01 per share	8,278,194

AMERICA’S CAR-MART, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
July 31, 2025 and April 30, 2025

(Dollars in thousands except share and per share amounts)	July 31, 2025	April 30, 2025
Assets:	(Unaudited)
Cash and cash equivalents	$9,666	$9,808
Restricted cash	111,761	114,729
Accrued interest on finance receivables	8,145	7,432
Finance receivables, net of allowance for credit losses of $326,070 and $323,100	1,183,452	1,180,673
Inventory	112,451	112,229
Income tax receivable, net	805	—
Prepaid expenses and other assets	39,236	38,082
Right-of-use asset	63,560	63,825
Goodwill	23,695	22,802
Property and equipment, net	55,203	56,894
Total Assets	$1,607,974	$1,606,474

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$33,977	$34,980
Deferred accident protection plan revenue	50,881	51,458
Deferred service contract revenue	61,332	61,787
Accrued liabilities	46,607	35,949
Income tax payable, net	—	1,451
Deferred income tax liabilities, net	7,754	7,146
Lease liability	66,948	67,002
Notes payable, net	610,750	572,010
Revolving line of credit, net	164,394	204,769
Total liabilities	1,042,643	1,036,552

Commitments and contingencies (Note K)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 15,621,456 and 15,605,818 issued at July 31, 2025 and April 30, 2025, respectively, of which 8,277,613 and 8,263,280 were outstanding at July 31, 2025 and April 30, 2025, respectively	156	156
Additional paid-in capital	196,451	195,225
Retained earnings	666,515	672,261
Less: Treasury stock, at cost, 7,343,843 and 7,342,538 shares at July 31, 2025 and April 30, 2025, respectively	(298,291)	(298,220)
Total stockholders' equity	564,831	569,422
Non-controlling interest	100	100
Total equity	564,931	569,522

Total Liabilities, Mezzanine Equity and Equity	$1,607,974	$1,606,474
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)	America’s Car-Mart, Inc.

Three Months Ended July 31, 2025 and 2024

	Three Months Ended July 31,
(Dollars in thousands except share and per share amounts)	2025	2024
Revenues:	(Unaudited)
Sales	$276,240	$287,248
Interest and other income	65,072	60,515

Total revenues	341,312	347,763

Costs and expenses:
Cost of sales	175,080	186,570
Selling, general and administrative	51,408	46,711
Provision for credit losses	103,036	95,423
Interest expense	17,042	18,312
Depreciation and amortization	2,139	1,884
Loss on disposal of property and equipment	9	46
Total costs and expenses	348,714	348,946

Loss before taxes	(7,402)	(1,183)

Benefit for income taxes	(1,666)	(219)

Net loss	$(5,736)	$(964)

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)

Net loss attributable to common stockholders	$(5,746)	$(974)

Loss per share:
Basic	$(0.69)	$(0.15)
Diluted	$(0.69)	$(0.15)

Weighted average number of shares used in calculation:
Basic	8,274,054	6,396,757
Diluted	8,274,054	6,396,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)	America’s Car-Mart, Inc.

Three Months Ended July 31, 2025 and 2024

	Three Months Ended July 31,
(In thousands)	2025	2024
	(Unaudited)
Operating Activities:
Net loss	$(5,736)	$(964)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	103,036	95,423
Losses on claims for accident protection plan	8,595	9,321
Depreciation and amortization	2,139	1,884
Amortization of debt issuance costs	1,269	1,265
Gain on disposal of property and equipment	(9)	-
Impairment of goodwill	14	46
Stock based compensation	1,157	1,324
Deferred income taxes	608	(943)
Change in operating assets and liabilities:
Finance receivable originations	(262,746)	(271,756)
Finance receivable collections	118,720	112,358
Accrued interest on finance receivables	(713)	(600)
Inventory	28,618	25,603
Prepaid expenses and other assets	(787)	(2,332)
Accounts payable and accrued liabilities	3,205	11,466
Deferred accident protection plan revenue	(578)	205
Deferred service contract revenue	(455)	707
Income taxes, net	(2,255)	2,021
Net cash used in operating activities	(5,918)	(14,972)

Investing Activities:
Purchase of investments	-	(7,527)
Purchase of property and equipment	(459)	(986)
Proceeds from sale of property and equipment	20	-
Net cash used in investing activities	(439)	(8,513)

Financing Activities:
Issuance of common stock	69	76
Purchase of common stock	(71)	(24)
Dividend payments	(10)	(10)
Change in cash overdrafts	6,162	989
Debt issuance costs	(1,708)	(1,387)
Issuances of notes payable	216,000	149,889
Payments on notes payable	(177,499)	(106,076)
Proceeds from revolving line of credit	158,571	136,000
Payments on revolving line of credit	(198,267)	(151,798)
Net cash provided by financing activities	3,247	27,659

(Decrease) increase in cash, cash equivalents, and restricted cash	(3,110)	4,174
Cash, cash equivalents, and restricted cash beginning of period	124,537	94,447

Cash, cash equivalents, and restricted cash end of period	$121,427	$98,621
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.

Three Months Ended July 31, 2025

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at April 30, 2025	15,605,818	$156	$195,225	$672,261	$(298,220)	$100	$569,522

Issuance of common stock	15,638	-	69	-	-	-	69
Purchase of treasury shares	-	-	-	-	(71)	-	(71)
Stock based compensation	-	-	1,157	-	-	-	1,157
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net loss	-	-	-	(5,736)	-	-	(5,736)
Balance at July 31, 2025 (Unaudited)	15,621,456	$156	$196,451	$666,515	$(298,291)	$100	$564,931
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.

Three Months Ended July 31, 2024

	Common Stock		Paid-In Capital	Retained Earnings	Treasury Stock	Non-Controlling Interest	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at April 30, 2024	13,727,013	$137	$113,930	$654,369	$(297,786)	$100	$470,750

Issuance of common stock	2,491	-	76	-	-	-	76
Purchase of treasury shares	-	-	-	-	(24)	-	(24)
Stock based compensation	-	-	1,325	-	-	-	1,325
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net loss	-	-	-	(964)	-	-	(964)
Balance at July 31, 2024 (Unaudited)	13,729,504	$137	$115,331	$653,395	$(297,810)	$100	$471,153
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.
A – Organization and Business
America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of July 31, 2025, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.
B – Summary of Significant Accounting Policies
General
The accompanying condensed consolidated balance sheet as of April 30, 2025, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of July 31, 2025 and 2024, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2025 are not necessarily indicative of the results that may be expected for the year ending April 30, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2025.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of America’s Car-Mart, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Segment Information
The Company operates in a single reportable segment which represents our core business of offering integrated automotive sales and financing solutions for customers with limited financial resources regardless of credit history. For more information regarding one reportable segment, see Note N.
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
Concentration of Risk
The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 30% of revenues resulting from sales to Arkansas customers.
As of July 31, 2025, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions.

The Company regularly monitors its counterparty credit risk and mitigates exposure by the amount it invests in one institution.
Restrictions on Distributions / Dividends
The Company’s revolving credit facilities generally restrict distributions by the Company to its shareholders. On September 16, 2024, the Company entered into an amendment to its revolving credit facilities that, among other things, restricts the Company from future repurchases of the Company’s stock. As of July 31, 2025, the Company may not repurchase shares of the Company’s stock (other than receiving shares surrendered to pay the exercise price or tax withholding in connection with equity-based awards issued under the Company’s equity incentive plans), pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.
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
Restricted cash consisted of the following at July 31, 2025 and April 30, 2025:

(In thousands)	July 31, 2025	April 30, 2025

Restricted cash from collections on auto finance receivables for non-recourse notes payable	$48,616	$48,571
Restricted cash on deposit in reserve accounts for non-recourse notes payable	63,145	66,158

Restricted Cash	$111,761	$114,729
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

The Company’s principal operating subsidiary and a newly formed subsidiary also entered into a loan and security agreement in the first quarter of fiscal 2025 under which the Company’s affiliate borrowed $150 million through an amortizing warehouse loan facility collateralized by certain additional auto finance receivables originated by the Company’s operating subsidiaries. Under the loan and security agreement, the warehouse lender has recourse against the Company for up to 10% of the aggregate amount borrowed under the facility. The Company paid off the warehouse loan facility in October 2024. No debt was outstanding under the warehouse loan facility as of July 31, 2025. See Notes C and F for additional information on auto finance receivables, non-recourse notes payable and warehouse loan facility.
The Company carries the debt from the term securitization trusts on its balance sheet in recognition of the Company’s residual economic interest in the receivable pools for each transaction. The Company or one of its subsidiaries serves as the servicer for each securitization, managing collection activities as it does with its overall portfolio of receivables. The overcollateralization in each financing serves to absorb credit losses (subject to limitations) and the Company receives remaining assets of the trust upon repayment in full of the related indebtedness.
Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses
The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry a weighted average interest rate of approximately 17.6% using the simple effective interest method including any deferred fees. The Company originates contracts at interest rates ranging from 12.99% up to 23.00% based on the credit score of the customer and applicable state usury limits. Contract origination costs are not significant. The installment sale contracts are structured to have variable payments whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges to be collected represent the balance of interest receivable to be earned over the remaining term of the related installment contract, and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. Total earned finance charges were $8.1 million and $7.4 million at July 31, 2025 and April 30, 2025, respectively, on the Consolidated Balance Sheets.
An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday, with approximately 78% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the general decline in the value of collateral lead to prompt resolutions on problem accounts. On July 31, 2025, 3.8% of the Company’s finance receivable balances were 30 days or more past due, compared to 3.4% at April 30, 2025.
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

A limited subset of the Company’s installment sale contracts—representing approximately 1.5% and 1.1% of total finance receivables as of July 31, 2025 and April 30, 2025, respectively—require modification due to customers entering bankruptcy protection. These modifications typically include a combination of reductions in interest rates and extensions of contract terms as part of the bankruptcy plan. When a customer enters Chapter 13 bankruptcy proceedings and includes their vehicle in the bankruptcy plan, the Company transitions the account relationship from the customer to the bankruptcy trustee upon confirmation of the customer’s bankruptcy plan. Under these circumstances, the bankruptcy trustee assumes responsibility for distributing payments to creditors on behalf of the bankruptcy court, including the Company, as allocated under the court-approved bankruptcy plan. The Company suspends its standard collections practices following the customer's bankruptcy filing and treats these accounts as being administered by the bankruptcy trustee rather than the customer, conducting all account-related communications, payment processing, and modification activities with the trustee in accordance with the bankruptcy plan and applicable bankruptcy law. Payments received from the bankruptcy trustee are applied first to accrued interest charges and then to principal reduction if sufficient funds remain. The Company continues to identify the related receivable as current in the Company’s receivables aging records while the account is being paid through the bankruptcy court system and assesses the collectability of these accounts based on factors including the trustee's payment history, the customer’s compliance with the bankruptcy plan, and the specific terms and duration of the court-approved plan. If the customer’s bankruptcy proceeding is dismissed, the Company’s collection process reverts back to the existing terms of the installment sale contract.

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
The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. On average, accounts are approximately 71 days and 70 days past due at the time of charge-off at July 31, 2025 and April 30, 2025, respectively. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses. The amount of net repossession and charge-off loss is also reduced by any deferred service contract and accident protection plan revenue at the time of charge-off.
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
The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover net credit losses expected over the remaining life of the installment sales contracts in the portfolio at the measurement date. At July 31, 2025, the weighted average total contract term was 48.3 months, with 35.7 months remaining. The allowance for credit losses at July 31, 2025, $326.1 million, was 23.35% of the principal balance in finance receivables of $1.5 billion, less deferred accident protection plan revenue of $50.9 million and deferred service contract revenue of $61.3 million, less pending accident protection plan claims of $7.0 million. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.
In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer’s vehicle is totaled, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. At July 31, 2025, anticipated losses did not exceed deferred accident protection plan revenues.
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
Goodwill
Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. During the three months ended July 31, 2025, the Company evaluated goodwill and recorded an immaterial impairment of $14 thousand due to the closure of an acquired dealership location in the first quarter of fiscal year 2024.
The Company had $23.7 million and $22.8 million of goodwill for the periods ended July 31, 2025 and April 30, 2025, respectively.
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
Cloud Computing Implementation Costs
The Company enters into cloud computing service contracts to support its sales, inventory management, and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption on the Condensed Consolidated Statement of Operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $21.3 million and $19.9 million as of July 31, 2025 and April 30, 2025, respectively. Accumulated amortization of capitalized implementation costs for these arrangements was $1.4 million and $958 thousand for the three months ended July 31, 2025 and 2024, respectively.
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
Income Taxes
Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 22.51% and 18.5% for the three months ended July 31, 2025 and 2024, respectively. The Company recorded a discrete income tax provision for the three months ended July 31, 2025 of $52,000 related to decreased tax benefits on share-based compensation. The Company did not record a discrete income tax benefit for the three months ended July 31, 2024.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before fiscal 2022.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2025 or April 30, 2025.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"), which includes, among other provisions, restoring 100% bonus depreciation under Section 168(k) for assets placed in service after January 19, 2025 and reverting to the higher EBITDA-based, business interest expense limitation under Section 163(j). The Company is still evaluating the impact of the OBBBA and the results of such evaluations will be reflected on our Form 10-K for the fiscal year ending April 30, 2026.
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
Sales for the three months ended July 31, 2025 and 2024 consisted of the following:

	Three Months Ended July 31,
(In thousands)	2025	2024

Sales – used autos	$234,985	$251,305
Wholesales – third party	10,794	9,696
Service contract sales	21,793	17,072
Accident protection plan revenue	8,668	9,175

Total	$276,240	$287,248
At July 31, 2025 and 2024, finance receivables more than 90 days past due were approximately $7.8 million and $5.6 million, respectively. Late fee revenues totaled approximately $1.7 million and $1.2 million for the three months ended July 31, 2025 and 2024, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the three months ended July 31, 2025 that was included in the April 30, 2025 deferred service contract revenue was $12.4 million.

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
Stock-Based Compensation
The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note J. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company recorded a discrete income tax provision for the three months ended July 31, 2025 of $52,000 related to decreased tax benefits on share-based compensation. The Company did not record a discrete income tax benefit for the three months ended July 31, 2024. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.
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
In December 2023, the FASB issued an accounting pronouncement (ASU 2023-09) related to income tax disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We will adopt this pronouncement in our Annual Report on Form 10-K for the fiscal year ending April 30, 2026, and we do not expect it to have a material effect on our consolidated financial statements.

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
C – Finance Receivables, Net
The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which originate at interest rates ranging from 12.99% to 23.0% are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 months to 79 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. As of July 31, 2025, the Company maintains two distinct loan pools for the purpose of estimating expected credit losses under the CECL model in accordance with ASC 326. These pools are grouped based on origination method and are managed collectively under a unified credit risk management framework. Although not considered separate segments under applicable disclosure rules, each pool is evaluated separately for expected credit losses, and the allowance for credit losses is determined accordingly.
The components of finance receivables are as follows:

(In thousands)	July 31, 2025	April 30, 2025

Gross contract amount	$1,952,693	$1,946,042
Less unearned finance charges	(437,012)	(436,887)
Principal balance	1,515,681	1,509,155
Less: estimated insurance receivables for accident protection plan claims	(3,279)	(2,910)
Less: allowance for accident protection plan claims	(3,543)	(3,135)
Less allowance for credit losses	(326,070)	(323,100)
Finance receivables, net	1,182,789	1,180,010
Loan origination costs	663	663
Finance receivables, net, including loan origination costs	$1,183,452	$1,180,673
Changes in the finance receivables, net are as follows:

	Three Months Ended July 31,
(In thousands)	2025	2024

Balance at beginning of period	$1,180,010	$1,097,931
Finance receivable originations	262,746	271,756
Finance receivable collections	(118,720)	(112,358)
Provision for credit losses	(103,036)	(95,423)
Losses on claims for accident protection plan	(8,595)	(9,321)
Inventory acquired in repossession and accident protection plan claims	(29,616)	(26,975)

Balance at end of period	$1,182,789	$1,125,610

Changes in the finance receivables allowance for credit losses are as follows:

	Three Months Ended July 31,
(In thousands)	2025	2024

Balance at beginning of period	$323,100	$331,260
Provision for credit losses	103,036	95,423
Charge-offs	(128,876)	(121,605)
Recovered collateral	28,810	29,346

Balance at end of period	$326,070	$334,424
Amounts recovered from previously written-off accounts were approximately $925 thousand and $772 thousand for the three months ended July 31, 2025 and 2024, respectively. These amounts are netted against recovered collateral in the table above.
The Company increased the allowance for credit loss in the first quarter to 23.35% from 23.25% at April 30, 2025, resulting in an addition of $3.0 million to the calculated provision.
The following table presents the finance receivables that are current and past due as follows:

(Dollars in thousands)	July 31, 2025		April 30, 2025		July 31, 2024

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$1,206,214	79.58%	$1,208,330	80.06%	$1,155,006	78.82%
3 - 29 days past due	247,549	16.33%	249,263	16.52%	259,145	17.69%
30 - 60 days past due	42,080	2.78%	34,407	2.28%	38,035	2.60%
61 - 90 days past due	12,007	0.79%	11,461	0.76%	7,463	0.51%
> 90 days past due	7,831	0.52%	5,694	0.38%	5,610	0.38%
Total	$1,515,681	100.00%	$1,509,155	100.00%	$1,465,259	100.00%
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

	Three Months Ended July 31,
	2025	2024

Average total collected per active customer per month	$585	$562
Principal collected as a percent of average finance receivables	7.9%	7.8%
Average down-payment percentage	4.9%	5.2%
Average originating contract term (in months)	44.9	44.3

	As of
	July 31, 2025	July 31, 2024
Portfolio weighted average contract term, including modifications (in months)	48.3	48.1

Total dollars collected per active customer increased 4.1% year over year and principal collections as a percentage of average finance receivables increased slightly by 10 basis points compared to prior year. The portfolio weighted average contract term increased slightly from the prior year quarter but was flat compared to April 30, 2025. Average originating term has increased slightly from prior year due to a couple of factors including: 1) focus on addressing affordability for the highest risk customers by slightly increasing the maximum terms over the last year and 2) the business is booking a higher percentage of better quality customers that qualify for longer terms.
When customers apply for financing, the Company’s proprietary scoring models rely on the customers’ credit histories and certain application information to evaluate and rank their risk. The Company obtains credit histories and other credit data that includes information such as number of different addresses, age of oldest record, high risk credit activity, job time, time at residence and other factors. The application information that is used includes income, collateral value and down payment. The scoring models yield credit grades that represent the relative likelihood of repayment. The Company has historically utilized a six-point scorecard for credit evaluation. In May 2025, a new seven-rank scorecard was fully implemented, offering greater granularity and improving the accuracy of loss ratio projections. Under this enhanced scoring model, customers with the highest probability of repayment are 7-rated customers. Customers assigned a lower grade are determined to have a lower probability of repayment. For loans that are approved, the credit grade influences the terms of the agreement, such as the maximum amount financed, term length and minimum down payment. After origination, credit grades are generally not updated.
The following table presents a summary of finance receivables by credit quality indicator, as of July 31, 2025, segregated by customer score and year of origination.

	As of July 31, 2025

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2026	2025	2024	2023	2022	2022	Total	%
1-2	$32,567	$24,592	$12,365	$3,742	$552	$65	$73,883	4.9%
3-4	$71,617	$183,952	$102,214	$32,313	$6,218	$768	$397,082	26.2%
5-7	$151,763	$510,742	$237,276	$109,996	$31,229	$3,710	$1,044,716	68.9%
Total	$255,947	$719,286	$351,855	$146,051	$37,999	$4,543	$1,515,681	100.0%

Charge-offs	$2,241	$69,568	$37,819	$15,307	$3,586	$355	$128,876

The following table presents a summary of finance receivables by credit quality indicator, as of July 31, 2024, segregated by customer score.

	As of July 31, 2024

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2025	2024	2023	2022	2021	2021	Total	%
1-2	$18,758	$34,722	$10,548	$2,645	$245	$90	$67,008	4.6%
3-4	$94,738	$251,217	$94,939	$26,565	$2,899	$396	$470,754	32.1%
5-6	$148,448	$424,197	$246,371	$93,171	$14,071	$1,239	$927,497	63.3%
Total	$261,944	$710,136	$351,858	$122,381	$17,215	$1,725	$1,465,259	100.0%

Charge-offs	$2,619	$70,413	$36,752	$10,578	$1,048	$195	$121,605

The percentage of the portfolio in the highest customer ratings (5-7) continues to grow as a result of the Company’s early risk based pricing testing as well as the conversion to the new, more predictive, scorecard.

Contract Modifications
During the preparation of the Company's Annual Report on Form 10-K for the year ended April 30, 2025, management identified material omissions of required disclosures under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-10-50-42 through 50-44 related to loan modifications for borrowers experiencing financial difficulty. The previously issued financial statements have been restated to include such disclosures.
The Company identifies and discloses modifications made to customers experiencing financial difficulty after the origination date. Due to the subprime nature and limited financial resources of the majority of the Company’s customers, all modifications that result in a term extension are identified by the Company as modifications made to customers experiencing financial difficulty and are therefore included in the related disclosures. These modifications are made with the intent to support customers while preserving asset value and minimizing credit losses.
The following tables present the aggregate outstanding principal balance of contracts that have been modified during the three months ended July 31, 2025 and 2024, categorized by type of modification. These modifications represent management’s efforts to work with customers experiencing financial difficulty to help them maintain their vehicle ownership while preserving asset value for the Company. The percentages shown represent the portion of the total gross finance receivables portfolio as of July 31, 2025 and 2024 that has been modified at least once during the period.
The following table presents contract modifications by type of modification at three months ended July 31, 2025 and 2024:

(Dollars in thousands)	Contract Modifications by Type
	July 31, 2025		July 31,2024 (Restated)
Type of Modification	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio

Term extension	$192,122	12.7%	$199,667	13.6%
Combination (1)	2,818	0.2%	2,894	0.2%
Total	$194,940	12.9%	$202,561	13.8%

(1)These modifications result from customer bankruptcy filings and have been made in accordance with bankruptcy court requirements. They generally consist of a reduction in the contractual interest rate and/or an extension of the contract term as part of the customer’s court-approved payment restructuring plan.

The following table describes the financial effect of the modifications for each period:

Type of Modification	Three Months Ended July 31, 2025	Three Months Ended July 31, 2024 (Restated)

Term extension	Added a weighted average of 1.4 months to the life of contracts, which reduced payment amounts due from borrowers.	Added a weighted average of 1.6 months to the life of contracts, which reduced payment amounts due from borrowers.
Combination	Added a weighted average of 10.2 months to the life of contracts, which reduced payment amounts due from borrowers and/or reduced the interest rate to a weighted average of 8.14%.	Added a weighted average of 12.5 months to the life of contracts, which reduced payment amounts due from borrowers and/or reduced the interest rate to a weighted average of 7.00%.

The Company closely monitors the performance of the contracts that are modified to understand the effectiveness of its modification efforts. The following table depicts the status of contracts that have term modifications in the three months ended July 31:

	Payment Status (Principal Balance)
(In thousands)	Total	Current	3-29 Days Past Due	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due

For Three Months Ended July 31, 2025	$192,122	$143,015	$42,693	$5,745	$669	$-
For Three Months Ended July 31, 2024 (Restated)	199,667	143,949	48,961	6,234	523	-

The following table depicts the status of contracts that have term modifications due to the combination of modifications due to bankruptcies for the periods presented:

	Payment Status (Principal Balance)
(In thousands)	Total	Payment Received in Last 30 Days	Payment Received in Last 31-60 Days	Payment Received in Last 61-90 Days	Payment Received in Last 90+ Days

For Three Months Ended July 31, 2025	$2,818	$772	$753	$605	$688
For Three Months Ended July 31, 2024 (Restated)	2,894	871	589	844	590

For the three months ended July 31, 2025 and 2024, customer contracts with an aggregate principal balance of $4.6 million and $4.9 million, respectively, were charged off within the period following contract modifications.
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

D – Property and Equipment, Net
A summary of property and equipment is as follows:

(In thousands)	July 31, 2025	April 30, 2025

Land	$11,998	$11,998
Buildings and improvements	23,604	23,575
Furniture, fixtures and equipment	26,140	26,139
Leasehold improvements	51,586	51,466
Construction in progress	1,115	1,028
Less accumulated depreciation and amortization	(59,240)	(57,312)

Total	$55,203	$56,894
E – Accrued Liabilities
A summary of accrued liabilities is as follows:

(In thousands)	July 31, 2025	April 30, 2025
Cash overdraft	$7,452	$1,289
Employee compensation	$9,704	$7,983
Deferred sales tax (see Note B)	11,412	10,326
Fair value of contingent consideration	6,954	6,298
Accrued interest payable	2,347	2,155
Other	8,738	7,898
Total	$46,607	$35,949

F – Debt Facilities
A summary of debt facilities is as follows:

(In thousands)	July 31, 2025	April 30, 2025
Revolving line of credit	$168,626	$208,322
Debt issuance costs	(4,232)	(3,553)

Revolving line of credit, net	$164,394	$204,769

Non-recourse notes payable - 2023-1 Issuance	$–	$46,289
Non-recourse notes payable - 2023-2 Issuance	73,142	92,949
Non-recourse notes payable - 2024-1 Issuance	51,696	73,158
Non-recourse notes payable - 2024-2 Issuance	155,426	194,139
Non-recourse notes payable - 2025-1 Issuance	139,399	168,318
Non-recourse notes payable - 2025-2 Issuance	193,690	-
Debt issuance costs - non-recourse notes payable	(2,603)	(2,843)

Non-recourse notes payable, net	$610,750	$572,010

Total debt	$775,144	$776,779
Revolving Line of Credit
At July 31, 2025, the Company and its subsidiaries have $350.0 million of permitted borrowings under a revolving line of credit. The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities with a scheduled maturity date of March 31, 2027. The current applicable interest rate under the credit facilities is SOFR plus 3.5% or for non-SOFR amounts the base rate of 7.5% plus 1.0% at July 31, 2025 and 8.50% plus 1.0% at July 31, 2024. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see Note B).
The Company was in compliance with the covenants at July 31, 2025. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at July 31, 2025, the Company had additional availability of approximately $20.8 million under the revolving credit facilities.
Non-Recourse and Recourse Notes Payable
During the quarter, on May 29, 2025, the Company completed a securitization transaction, which involved the issuance and sale in a private offering of$165.2 million aggregate principal amount of 5.55% Class A Asset Backed Notes (the “Class A Notes”) and $50.8 million aggregate principal amount of 7.25% Class B Asset Back Notes (the “Class B Notes”), with an overall weighted average life adjusted coupon of 6.27%. The Notes were issued by ACM Auto Trust 2025-2, an indirect subsidiary of the Company. The Notes are collateralized by $363.0 million of accounts receivables related to installment sale contracts originated by the Company’s operating subsidiaries, America’s Car Mart, Inc and Texas Car-Mart, Inc. The Class A Notes mature on June 20, 2028, and the Class B Notes mature on February 20, 2032.
As of July 31, 2025, the Company has six outstanding series of asset-backed non-recourse notes (known as the “2023-1 Issuance”, “2023-2 Issuance”, “2024-1 Issuance”, “2024-2 Issuance”, “2025-1 Issuance”, and “2025-2 Issuance”). All six issuances are collateralized by installment sale contracts directly originated by the Company. Credit enhancement for the non-recourse notes payable consists of overcollateralization, a reserve account funded with an initial amount of not less than 2.0% of the pool balance, excess interest on the auto finance receivables, and in some cases, the subordination of certain payments to noteholders of less senior classes of notes. The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto finance receivables. In July 2025, the Company fully paid off the 2023-1 Issuance. The notes payable related to the remaining term securitization transactions accrue interest predominately at fixed rates and have scheduled maturities through June 20, 2028, June 20, 2030, and January 21, 2031, August 20, 2031, November 20, 2031 and February 20, 2032, respectively, but may be repaid earlier, depending upon collections from the underlying auto finance receivables. The original principal balance and weighted average fixed coupon rate for the outstanding securitizations are as follows:

	Original Principal Balance (in thousands)	Weighted Average Fixed Coupon Rate

2023-2	$360,300	8.80%
2024-1	250,000	9.50%
2024-2	300,000	7.44%
2025-1	200,000	6.49%
2025-2	216,000	6.27%
On July 12, 2024, the Company’s principal operating subsidiary, America’s Car Mart, Inc., and a newly formed affiliate entered into a loan and security agreement under which the Company’s affiliate borrowed $150 million in funding through an amortizing warehouse loan facility collateralized by installment sale contracts directly originated by the Company’s operating subsidiaries. The Company used the funding from the warehouse loan facility to pay down outstanding amounts borrowed under the Company’s revolving line of credit to fund its finance receivables. The loan and security agreement provided for additional borrowing availability, subject to the terms and conditions of the agreement, and recourse against the Company with respect to up to 10% of the aggregate amount borrowed under the warehouse facility payable. Interest on any outstanding balances accrues at a rate of SOFR plus 350 basis points, with a scheduled maturity date of July 12, 2026. In October 2024, the Company used the proceeds from its 2024-2 Issuance to pay down the outstanding balance under the warehouse loan facility. No debt was outstanding under the warehouse loan facility as of July 31, 2025.

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
The estimated fair values, and related carrying amounts, of the financial instruments and other assets included in the Company’s financial statements at July 31, 2025 and April 30, 2025 are as follows:

	July 31, 2025		April 30, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$9,666	$9,666	$9,808	$9,808
Restricted cash	111,761	111,761	114,729	114,729
Inventory - Repossessions	16,432	16,432	18,845	18,845
Finance receivables, net	1,183,452	932,144	1,180,673	928,130
Accounts payable	33,977	33,977	34,980	34,980
Contingent consideration	6,954	6,954	6,298	6,298
Revolving line of credit, net	164,394	164,394	204,769	204,769
Non-recourse notes payable, net	610,750	619,380	572,010	581,029

H – Capital Stock
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
As of July 31, 2025, the Company has a total of 8,277,613 shares of its common stock outstanding, compared to 8,263,280 outstanding as of April 30, 2025.
I – Weighted Average Shares Outstanding
Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended July 31,
	2025	2024

Weighted average shares outstanding-basic	8,274,054	6,396,757
Dilutive options and restricted stock	-	-

Weighted average shares outstanding-diluted	8,274,054	6,396,757

Antidilutive securities not included:
Options	628,934	534,767
Restricted stock	6,250	14,176
J – Stock-Based Compensation
The Company has stock-based compensation plans under which awards of non-qualified stock options, incentive stock options and restricted stock have been or may be granted to employees, directors and certain advisors of the Company. The stock-based compensation plan being utilized at July 31, 2025 is the 2024 Equity Incentive Plan. The 2024 Equity Incentive Plan was approved by the Company’s shareholders and became effective on August 27, 2024. This plan governs all new equity-based awards granted on or after its effective date. The 2024 Equity Incentive Plan includes a reserve of 500,000 shares authorized for issuance of awards under the plan. At July 31, 2025, a total of 336,772 shares remained available for future awards under the 2024 Equity Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $1.2 million ($905 thousand after tax effects) and $1.3 million ($1.1 million after tax effects) for the three months ended July 31, 2025 and 2024, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.
Stock Option Awards
The Company has options outstanding under the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Stock Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. On August 29, 2018, August 26, 2020, and August 30, 2022, the shareholders of the Company approved amendments to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000, 200,000 and 185,000 shares, respectively. At July 31, 2025, a total of 427,448 shares of common stock are reserved for issuance of outstanding stock options under the Restated Option Plan. Options outstanding under the Restated Option Plan expire in the calendar years 2026 through 2034. As of July 31, 2025, there were 230,486 unvested options under the Restated Option Plan. No further awards may be granted under the Restated Option Plan.
The 2024 Equity Incentive Plan, which replaced the Restated Option Plan, provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed 10 years. As of July 31, 2025, there were 63,818 unvested options under the 2024 Equity Incentive Plan.

	Restated Option Plan	2024 Equity Incentive Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	May 9, 2034	June 5, 2035
Shares available for grant at July 31, 2025	0	336,772
The aggregate intrinsic value of outstanding options at July 31, 2025 and 2024 was $466,000 and $4.8 million, respectively.
The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Three Months Ended July 31,
	2025	2024
Expected terms (years)	1.9	4.9
Risk-free interest rate	3.93%	5.13%
Volatility	54%	60%
Dividend yield	-	-
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
There were 61,318 options granted during the three months ended July 31, 2025 under the 2024 Equity Incentive Plan. There were 22,281 options granted during July 31, 2024 under the Restated Option Plan. The grant-date fair value of options granted during the three months ended July 31, 2025 and 2024 was $875,000 and $350,000, respectively. The options were granted at fair market value on the date of grant. Generally, options vest after three to five years.

Stock option compensation expense was $288,000 ($223,000 after tax effects) and $200,800 ($164,000 after tax effects) for the three months ended July 31, 2025 and 2024, respectively. As of July 31, 2025, the Company had approximately $1.6 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 1.3 years.
The Company had no options exercised for the three months ended July 31, 2025 and 2024.
As of July 31, 2025, there were 427,448 vested and exercisable stock options outstanding with an aggregate intrinsic value of $459,000, a weighted average remaining contractual life of 4.6 years, and a weighted average exercise price of $81.23.
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
There were 29,363 restricted shares granted during the three months ended July 31, 2025 and 16,364 restricted shares granted during the three months ended July 31, 2024. There were 263,779 unvested restricted shares outstanding as of July 31, 2025 with a weighted average grant date fair value of $57.61.
The Company recorded compensation cost of approximately $869,000 ($673,000 after tax effects) and $1.1 million ($839,000 after tax effects) related to the Restated Incentive Plan and 2024 Equity Incentive Plan during the three months ended July 31, 2025 and 2024, respectively. As of July 31, 2025, the Company had approximately $4.9 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan and 2024 Equity Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 1.9 years.
There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2025 or during the first three months of fiscal 2026.

K – Commitments and Contingencies
Letter of Credit
The Company has standby letters of credit relating to insurance policies totaling $4.7 million and $3.9 million at July 31, 2025 and 2024, respectively.
Facility Leases
The Company leases certain dealership and office facilities under various non-cancelable operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of July 31, 2025, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Maturity of lease liabilities
2026 (remaining)	$7,723
2027	9,733
2028	9,025
2029	8,120
2030	6,945
Thereafter	$44,598
Total undiscounted operating lease payments	86,144
Less: imputed interest	(19,196)
Present value of operating lease liabilities	$66,948
The $86.1 million of operating lease commitments includes $28.5 million of non-cancelable lease commitments under the lease terms and $57.6 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. For the years ended July 31, 2025 and 2024, rent expense for all operating leases amounted to approximately $929,000 and $2.6 million, respectively.
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

L - Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
(In thousands)	2025	2024
Supplemental disclosures:
Interest paid	$16,850	$17,062
Income taxes paid, net	85	1,297

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	29,616	26,975
Right-of-use assets obtained in exchange for operating lease liabilities	-	384
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	-	7,433
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

N - Segment Reporting

The Company conducts its operations through a single reportable segment representing the consolidated entity selling and financing used vehicles. Management has determined the Company consists of a single operating and reportable segment. The chief operating decision maker (“CODM”), who is the Chief Executive Officer, manages the Company on a consolidated basis and utilizes sales, provision for credit losses, and net income (loss) as presented on the Condensed Consolidated Statements of Operations as the primary financial measures used in assessing the performance of the Company.

The CODM is provided with the following significant segment expenses within selling, general and administrative expenses on the consolidated statement of operations. Other segment items within consolidated net income (loss) are all separately disclosed on the Condensed Consolidated Statement of Operations.

	Three Months Ended July 31,
(Dollars in thousands)	2025	Change	2024

Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$32,031	12.4%	$28,496
Share-based compensation expense	1,157	(11.7)	1,311
Total compensation and benefits	$33,188	11.3	$29,807
Store occupancy costs	5,495	13.3	4,850
Advertising costs	1,344	33.3	1,008
Other overhead costs	11,381	3.0	11,046
Total selling, general and administrative expenses	$51,408	10.1	$46,711
O – Subsequent Events
On August 28, 2025, the Company completed a securitization transaction, which involved the issuance and sale in a private offering of $133.3 million aggregate principal amount of 5.01% Class A Asset Backed Notes (the “Class A Notes”) and $38.6 million aggregate principal amount of 6.08% Class B Asset Back Notes (the “Class B Notes”), with an overall weighted average life adjusted coupon of 5.46%. The Notes were issued by ACM Auto Trust 2025-3, an indirect subsidiary of the Company. The Notes are collateralized by $291.5 million of accounts receivables related to installment sale contracts originated by the Company’s operating subsidiaries, America’s Car Mart, Inc and Texas Car-Mart, Inc. The Class A Notes mature on January 20, 2030, and the Class B Notes mature on July 20, 2032.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.
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
•future supply, demand and affordability of used vehicles;
•availability of used vehicle financing;
•seasonality; and
•the Company’s business, operating and growth strategies and expectations.
These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025, as well as:
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
Overview
America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of July 31, 2025, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.
Over the last ten fiscal years, the Company’s revenue growth averaged 10.6%. Revenue for the first three months of fiscal 2026 declined 1.9% compared to the same period of fiscal 2025, primarily due to a 5.7% decrease in retail units sold. The decrease was partially offset by a 7.5% increase in interest income.
The Company has been focused on improving vehicle quality by procuring lower-mileage vehicles, while balancing affordability for customers. The Company believes this will aid in driving down our customers’ vehicle repair costs, reduce our service contract repair expenses, and lead to better recovery values in the event of repossession. When combined with inventory procurement efficiencies, these changes are expected to drive improved customer experience and contribute to better gross margins.
Over the last five fiscal years, the Company’s provision for credit losses as a percentage of sales averaged 30.2%. During fiscal 2025, credit losses well exceeded the pre-pandemic rate of 23.71% in fiscal 2019, partially due to the inflationary pressure on customers and increasing interest rates from federal monetary policy. For the first three months of fiscal 2026, the provision for credit losses as a percentage of sales increased to 37.3%, compared to 33.2% for the same period of fiscal 2025, resulting from an increased frequency and severity of losses coupled with the effect of lower sales revenues. Based on the Company’s current analysis of credit losses, the allowance for credit losses at July 31, 2025 was 23.35% of finance receivables, net of deferred revenue and pending accident protection plan (“APP”) claims, an improvement from 25.00% at July 31, 2024 and a decline from 23.25% at April 30, 2025, resulting in a $3.0 million increase to the provision for credit losses from the fourth quarter of fiscal 2025.
The Company’s credit losses and charge-offs are impacted by market and economic factors, including macro-economic conditions such as inflation in the cost of vehicle insurance, rent, groceries, the price of gasoline, childcare, and other staple items, and overall unemployment levels, as well as the personal income levels of the Company’s customers.
However, the Company continues to believe that the proper execution of its business practices is the single most important determinant of its long-term credit loss experience. The Company continuously looks for ways to operate more efficiently, improve its business practices and adjust underwriting and collection procedures. During the quarter, the Company advanced its credit and collections infrastructure through upgrades to its loan origination system ("LOS"), which incorporate a new scorecard and embedded risk-based pricing. These enhancements are more closely aligning expected returns with customer risk profiles, with early results showing a shift in originations toward higher-ranked customers and away from lower-tier applicants, consistent with the system’s design. In parallel, the Company implemented updates to its payments platform, which are facilitating a shift from in-store to online payments and supporting more consistent customer payment behavior. Together, these initiatives are expected to further strengthen the Company’s underwriting discipline and enhance the effectiveness of its collection efforts, providing a more scalable framework to support long-term growth.

The Company’s gross profit dollars per retail unit sold increased by $460, or 6.6%, during the first three months of fiscal 2026 compared to the first three months of fiscal 2025, and gross margin as a percentage of sales for the first three months of fiscal 2026 increased to 36.6% of sales from 35.0% in the prior year period. The increase in gross profit dollars per retail unit sold was related to a decrease in the aggregate cost of the vehicles sold during the respective periods related to the Company’s initiatives around pricing discipline, lower frequency and severity of vehicle repair costs, and improved retention of wholesale buyers for vehicles repossessed by the Company. The Company’s gross margin is based upon the cost of the vehicle purchased, with higher-priced vehicles typically having higher gross margin dollars but lower gross margin percentages. Gross margin is also affected by the percentage of wholesale sales to retail sales, which relates, for the most part, to repossessed vehicles sold at or near cost. The Company plans to continue to focus on managing gross margin dollars in the near term, as demonstrated by the increase during the first quarter of fiscal 2026, as well as continuing to focus on improving wholesale results, cost controls, and operational improvement around the acquisition and disposal of vehicles.
The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement and oversight from the corporate office. Total collections of principal, interest, and late fees for the first three months of fiscal 2026 increased by $10.7 million, or 6.2%, over the prior year period. Principal collections, as a percentage of average finance receivables, increased slightly to 7.9%, compared to 7.8% for the same period in prior year.
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
The Company continues to prioritize investments to improve its products and services and operate more efficiently over time. During the quarter, the Company deployed updates to its processes and technology for credit applications and decision-making through a new version of LOS. Since the implementation of the initial LOS, this online loan application system has allowed consumers to apply for credit faster in anticipation of their vehicle purchase, authorize a soft credit pull during the application process, receive status updates via text message, as well as have access to centralized appointment-setting. At the end of the first quarter, the Company had implemented LOS in 145 of its 154 dealerships, with centralized decision-making on approvals of applications submitted via the online platform. The remaining nine dealerships, which were acquired, are still in their earn-out period or have yet to be integrated. Through LOS, the Company has tightened its credit approval standards, primarily by requiring a higher down payment and shorter terms from certain customers. The updates to LOS implemented during the first quarter introduced an upgraded, more predictive scorecard and risk-based pricing capabilities, improving risk identification and customer rankings. The revised scorecard provides improved risk identification by assigning customer rankings with greater granularity. As a result, the Company made a higher proportion of its sales during the first quarter to customers ranked 5–7, rankings which have historically demonstrated a lower probability of loss and delivered stronger overall returns on their installment sale contracts compared to lower-ranked customers. In addition, the Company implemented upgrades to its payments platform in late June 2025, which are driving a shift from in-store to online payments, enhancing convenience for customers while supporting more consistent payment behavior and improved collections efficiency.

Three Months Ended July 31, 2025 vs. Three Months Ended July 31, 2024
Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended July 31,		2025 vs. 2024	Three Months Ended July 31,
	2025	2024		2025	2024
Revenues:
Sales	$276,240	$287,248	(3.8)%	100.0%	100.0%
Interest income	65,072	60,515	7.5	23.6%	21.1%
Total	341,312	347,763	(1.9)	123.6%	121.1%

Costs and expenses:
Cost of sales, excluding depreciation shown below	175,080	186,570	(6.2)	63.4%	65.0%
Selling, general and administrative	51,408	46,711	10.1	18.6%	16.3%
Provision for credit losses	103,036	95,423	8.0	37.3%	33.2%
Interest expense	17,042	18,312	(6.9)	6.2%	6.4%
Depreciation and amortization	2,139	1,884	13.5	0.8%	0.7%
Loss on disposal of property and equipment	9	46	(80.4)	–%	–%
Total	348,714	348,946	(0.1)%	126.3	121.6

Pretax loss	$(7,402)	$(1,183)		(2.7)%	(0.5%)

Operating Data:
Retail units sold	13,568	14,391
Average dealerships in operation	154	155
Average units sold per dealership per month	29.4	30.9
Average retail sales price	19,564	19,286
Gross profit per retail unit sold	$7,456	$6,996
Same store revenue growth	(4.1)%	(8.6)%

Period End Data:
Dealerships open	154	156
Accounts over 30 days past due	3.8%	3.5%
Total revenues decreased $6.5 million, or 1.9%, for the three months ended July 31, 2025 as compared to the same period in the prior fiscal year. The decrease was primarily as a result of declines in revenue at dealerships that operated a full three months in both the current and prior year quarter ($13.7 million decrease) and by a decline in revenue at dealerships that were closed during the prior year quarter ($3.0 million decrease), partially offset by revenue growth from dealerships opened or acquired during or after the prior year quarter ($10.2 million increase). The primary decrease in revenue was related to a 5.7% decrease in retail units sold, largely resulting from balancing affordability for the consumer, profit margins and portfolio quality. The purchase cost of vehicles rose during the quarter, consuming more of our borrowing capacity, which limited the amount of inventory we carried and had an impact on the sales volumes. The decrease in revenue was partially offset by a 7.5% increase in interest income. Interest income increased for the three months ended July 31, 2025, as compared to the same period in the prior fiscal year, due to the $35.4 million increase in average finance receivables and an increase in the weighted average interest rate on outstanding finance receivables to 17.6%, up from 17.4% during the prior year period.
The cost of sales as a percentage of sales decreased to 63.4% for the three months ended July 31, 2025 compared to 65.0% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 36.6% for the current year period compared to 35.0% for the prior year period. The improvement in gross margin compared to the same period in the prior fiscal year resulted from continued efforts related to vehicle sales pricing improvements, reduced repairs in both frequency and severity and improved rates on wholesale retention.
Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost and includes the price of ancillary products sold with the vehicle, such as the APP and the vehicle service contract. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles the Company sells generally narrows on a percentage basis because the Company must offer affordable prices to its customers. The average retail sales price for the first quarter of fiscal 2026, including ancillary products, was $19,564, reflecting an increase of $278 over the prior year quarter. The improvement in gross margin for the quarter demonstrates the Company's continued focus on gross margin improvement through pricing discipline, reduced transportation costs and lower vehicle repair costs.
Selling, general and administrative (SG&A) expenses as a percentage of sales increased to 18.6% for the three months ended July 31, 2025 compared to 16.3% the same period in the prior fiscal year. In absolute terms, SG&A expenses rose by $4.7 million from the same period in the prior fiscal year. The increase is primarily related to additions in technology and increases in compensation and benefit expense, related to additions to the leadership team in areas such as finance and accounting.
Provision for credit losses as a percentage of sales was 37.3% for the three months ended July 31, 2025 compared to 33.2% for the same period in the prior fiscal year. In overall dollars, the provision for credit losses increased $7.6 million in the first quarter of fiscal 2025 compared to the same period of the prior fiscal year. This increase was a result of increases in both the frequency and severity of losses coupled with softer sales.
Interest expense for three months ended July 31, 2025 as a percentage of sales decreased to 6.2%, from 6.4% for the prior year period. In dollar terms, interest expense decreased $1.3 million, reflecting improvements in our securitization platform and a more favorable interest rate environment.
Financial Condition
The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31, 2025	April 30, 2025
Assets:
Finance receivables, net	$1,183,452	$1,180,673
Inventory	112,451	112,229
Income tax receivable, net	805	-
Property and equipment, net	55,203	56,894

Liabilities:
Accounts payable and accrued liabilities	80,584	70,929
Deferred revenue	112,213	113,245
Income tax payable, net	—	1,451
Deferred tax liabilities, net	7,754	7,146
Notes payable, net	610,750	572,010
Revolving line of credit, net	164,394	204,769

Finance receivables, net, have increased 0.2% and 5.1% since April 30, 2025 and July 31, 2024, respectively, while revenues decreased 1.9% for the three months ended July 31, 2025 compared to the same period in the prior fiscal year. The Company currently anticipates that the growth in finance receivables will generally be slightly higher than overall revenue growth on an annual basis due to overall term length increases in our installment sale contracts, partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses.
During the first three months of fiscal 2026, inventory increased by $0.2 million, or 0.2%, compared to April 30, 2025. Annualized inventory turns decreased for the current year quarter at 6.2 versus the prior year first quarter at 6.7. The Company strives to improve the quality of the inventory and maintain adequate turns while maintaining inventory levels to ensure an adequate supply of vehicles in volume and mix, and to meet sales demand.
Property and equipment, net, decreased by $1.7 million at July 31, 2025 as compared to April 30, 2025. The Company incurred $0.5 million in expenditures during the three months ended July 31, 2025 primarily related to remodeling existing locations. These expenditures were offset by $2.1 million in depreciation expense during the first three months ended July 31, 2025.

Accounts payable and accrued liabilities increased by $9.7 million at July 31, 2025 as compared to April 30, 2025, related primarily to timing of payments and check clearings.
Deferred revenue decreased $1.0 million at July 31, 2025 as compared to April 30, 2025, primarily resulting from the decrease in units sold.

Deferred income tax liabilities, net, increased approximately $0.6 million at July 31, 2025 as compared to April 30, 2025, primarily because of re-measurement of previously recorded temporary differences.

The Company had $610.8 million and $572.0 million of notes payable outstanding related to asset-backed term funding transactions as of July 31, 2025 and April 30, 2025, respectively. These non-recourse notes issued by the Company accrue interest at fixed rates with a weighted average rate of 7.86% as of July 31, 2025. During fiscal year 2025, the Company completed two issuances of asset-backed term funding, followed by an additional issuance in the first quarter of fiscal year 2026. The net proceeds from these issuances were used to repay outstanding borrowings under the Company’s revolving credit facility. See Note F to the Consolidated Financial Statements for further details on the non-recourse notes payable.
Borrowings on the Company’s revolving credit facilities fluctuate based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) funds available from asset-backed securitization offerings, warehouse facilities and/or other capital financing sources, (iv) income taxes, and (v) capital expenditures. Historically, income from operations, as well as borrowings on the revolving credit facilities and securitized debt, have funded the Company’s finance receivables growth, capital asset purchases and, where applicable, common stock repurchases. During the three months ended July 31, 2025, the Company funded finance receivables growth of $2.8 million, increased inventory by $0.2 million, and acquired fixed assets of $0.5 million, with a $1.6 million decrease in total debt.

Liquidity and Capital Resources
The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended July 31,
	2025	2024
Operating Activities:
Net loss	$(5,736)	$(964)
Provision for credit losses	103,036	95,423
Losses on claims for accident protection plan	8,595	9,321
Depreciation and amortization	2,139	1,884
Amortization of debt issuance costs	1,269	1,265
Stock based compensation	1,157	1,324
Finance receivable originations	(262,746)	(271,756)
Finance receivable collections	118,720	112,358
Accrued interest on finance receivables	(713)	(600)
Inventory	28,618	25,603
Accounts payable and accrued liabilities	3,205	11,466
Deferred accident protection plan revenue	(578)	205
Deferred service contract revenue	(455)	707
Income taxes, net	(2,255)	2,021
Deferred income taxes	608	(943)
Other	(782)	(2,286)
Total	(5,918)	(14,972)

Investing activities:
Purchase of investments	—	(7,527)
Purchase of property and equipment	(459)	(986)
Other	20	-
Total	(439)	(8,513)

Financing activities:
Revolving credit facilities, net	(39,696)	(15,798)
Notes payable, net	38,501	43,813
Change in cash overdrafts	6,162	989
Debt issuance costs	(1,708)	(1,387)
Purchase of common stock	(71)	(24)
Dividend payments	(10)	(10)
Exercise of stock options and issuance of common stock	69	76
Total	3,247	27,659

(Decrease) increase in cash	$(3,110)	$4,174
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
Cash flows used in operating activities for the three months ended July 31, 2025 compared to the three months ended July 31, 2024 decreased primarily as a result of (i) a decrease in net income, partially offset by, (ii) an increase in finance receivable collections and (iii) a decrease in finance receivable originations. Finance receivables, net, increased by $2.8 million from April 30, 2025 to July 31, 2025.
The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources, as selling prices are directly tied to acquisition costs. Higher purchase costs generally require higher selling prices, which can make it more difficult to maintain gross margin percentages and contract terms in line with historical results, given customers’ limited incomes and the need to keep payments affordable. Several external factors influence vehicle acquisition costs. Reduced volumes of new car sales, particularly domestic brands, constrain supply in the used car market, while broader economic downturns may also affect auction and wholesaler activity. Recently imposed tariffs on the automotive industry have added approximately $500 per vehicle to procurement costs since the beginning of the year. Although procurement costs have stabilized in the near term, future tariffs, trade restrictions, or declines in new car sales could create uncertainty, which may exacerbate challenges related to sourcing inventory or increase the cost of vehicles.
Sustained macro-economic pressures affecting our customers have helped keep demand high in recent years for the types of vehicles we purchase. This strong demand for used vehicles, coupled with modest levels of new vehicle sales in recent years, have led to a generally ongoing tight supply of used vehicles available to the Company in both quality and quantity. Wholesale prices continued to soften in calendar year 2024 and into 2025 but began to increase late in fiscal year 2025. The Company expects that the tight supply of used vehicles, strong demand for the types of vehicles we purchase, and market reactions to ongoing tariff uncertainty will continue to keep purchase costs and resulting sales prices elevated in the short term. However, an increase in marketplace wages for our customers could enhance affordability.
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
The Company’s liquidity is also influenced by its credit losses. Macro-economic factors, such as unemployment rates and general inflation affecting both core and discretionary items, can significantly impact collection results and, consequently, credit losses. At present, as customers face rising costs for non-discretionary items like childcare, insurance, groceries, and gasoline, their ability to meet vehicle payment obligations may be strained. To mitigate these risks, the Company has implemented several process improvements, including the introduction of LOS over the past two years, which strengthens controls and provides a more robust infrastructure to support collections. The Company also launched an upgraded payments platform, which has begun facilitating a shift from in-store to online payments and should support more consistent payment behavior. Management remains focused on enhancing execution at the dealership level, particularly in terms of individualized customer engagement related to collection matters.
The Company’s business model relies on leasing the majority of the properties where its dealerships are located. As of July 31, 2025, the Company leased approximately 87% of its dealership properties. The $86.1 million of operating lease commitments includes $28.5 million of non-cancelable lease commitments under the lease terms and $57.6 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. The Company expects to continue to lease the majority of the properties where its dealerships are located.
The Company’s principal sources of liquidity include income from operations, proceeds from non-recourse notes payable issued under asset-back securitization transactions, warehouse facilities, borrowings under its revolving credit facilities, and other potential debt or equity financing sources. At July 31, 2025, the Company had approximately $9.7 million of cash on hand and approximately an additional $20.8 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements). The revolving credit facility has a scheduled maturity date of March 31, 2027, with total permitted borrowings of $350.0 million at July 31, 2025.

The Company had $610.8 million of asset-backed non-recourse notes as of July 31, 2025 with a weighted average fixed coupon rate of 7.86%. The notes payable have scheduled maturities through June 20, 2028, June 20, 2030, January 21, 2031, August 20, 2031, November 20, 2031 and February 20, 2032, but may be repaid earlier, depending upon collections from the underlying auto finance receivables.
In July 2024, the Company also entered into a $150.0 million amortizing warehouse agreement backed by a portion of its finance receivables, which was amended in September 2024 and subsequently repaid with proceeds from the Company’s October 2024 asset-backed securitization. No debt was outstanding under the warehouse loan facility as of July 31, 2025.
The Company expects to use cash from operations and other financing sources to (i) pay down the outstanding principal balance of the revolving line of credit as funds are available, (ii) grow its finance receivables portfolio, (iii) purchase fixed assets of approximately $9 million in the next 12 months as we complete facility updates and general fixed asset requirements, (iv) fund dealership acquisitions as opportunities arise on terms acceptable to the Company, and (v) reduce the Company’s remaining debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future through expected financing sources such as additional securitized borrowings, warehouse loan facilities or other debt or equity financing arrangements.
Off-Balance Sheet Arrangements
The Company has three standby letters of credit relating to insurance policies totaling $4.7 million at July 31, 2025.
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
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2025.
Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the Company’s estimates. The Company believes the most significant estimate made in the preparation of the Consolidated Financial Statements in Item 8 relates to the determination of its allowance for credit losses, which is discussed below. The Company’s accounting policies are discussed in Note B to the Consolidated Financial Statements in Item 1.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At July 31, 2025, the weighted average contract term was 48.3 months with 35.7 months remaining. At July 31, 2024, the weighted average total contract term was 48.1 months with 36.1 months remaining. The allowance for credit losses at July 31, 2025, $326.1 million, was 23.35% of the principal balance in finance receivables of $1.5 billion, less unearned accident protection plan revenue of $50.9 million, unearned service contract revenue of $61.3 million, and pending APP claims of $7.0 million. The Company decreased the allowance for credit losses as a percentage of finance receivables from 25.00% at July 31, 2024 to 23.35% at July 31, 2025 and increased it slightly from 23.25% at April 30, 2025.
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

In December 2023, the FASB issued an accounting pronouncement (ASU 2023-09) related to income tax disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We will adopt this pronouncement in our Annual Report on Form 10-K for the fiscal year ending April 30, 2026, and we do not expect it to have a material effect on our consolidated financial statements.

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
Interest rate risk. The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had an outstanding balance on its revolving line of credit of $168.6 million at July 31, 2025. The impact of a 1% increase in interest rates would result in increased annual interest expense of approximately $1.6 million and a corresponding decrease in net income before income tax.
The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed annual interest rate based on the Company’s contract interest rate as of the origination date of the installment sale contract, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates. The Company’s finance receivables carry annual interest rates ranging from 12.99% to 23.00%. The interest rate on the Company’s revolving credit facilities is generally SOFR plus 3.50%, or for non-SOFR amounts the base rate of 7.5% plus 1.0% at July 31, 2025.
Item 4. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2025. As previously disclosed in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025, management identified a material weakness in internal control over financial reporting related to the omission of required disclosures concerning loan modifications for borrowers experiencing financial difficulty under ASC 310-10-50-42 through 50-44.
Because of this material weakness, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2025. Notwithstanding the material weakness, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position, results of operations, and cash flows of the Company for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Remediation Efforts to Address Material Weakness
Management, with oversight from the Audit Committee of the Board of Directors, has initiated remediation efforts to address the material weakness related to omitted loan modification disclosures. These efforts include:

•Enhancing internal processes to ensure compliance with the disclosure requirements of ASC 310-10-50-42 through 50-44 related to loan modifications for borrowers experiencing financial difficulty, including the nature of modifications, their financial effects, and subsequent performance;

•Increasing the Company’s accounting and financial reporting resources by adding experienced personnel with technical expertise to improve oversight of the Company’s accounting and financial reporting processes, including the preparation and review of required disclosures; and

•Providing targeted training to accounting and financial reporting personnel to reinforce understanding of disclosure requirements and strengthen review procedures designed to ensure the completeness and accuracy of required financial statement disclosures.

These remediation measures are in process and, once fully implemented and tested, are expected to remediate the material weakness. Management will continue to monitor their effectiveness and make further adjustments as necessary.
b)Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the ongoing remediation efforts described above.
Inherent Limitations on Effectiveness of Controls
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent or detect all errors or all instances of fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. Because of these inherent limitations, no evaluation of controls can provide absolute assurance that all control deficiencies and instances of fraud, if any, have been prevented or detected.

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
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Form 10-K for the fiscal year ended April 30, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company is authorized to repurchase shares of its common stock under its common stock repurchase program. On December 14, 2020, the Board of Directors authorized the repurchase of up to an additional one million shares along with the balance remaining under its previous authorization approved and announced on November 16, 2017. No shares were repurchased under the Company’s stock repurchase program during the first quarter of fiscal year 2026.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
During the three months ended July 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Offer Letter, dated as of May 6, 2025, between America’s Car-Mart, Inc., an Arkansas corporation, and Jonathan Collins (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2025).

10.2
Purchase Agreement, dated May 29, 2025, by and between Colonial Auto Finance, Inc. and ACM Funding, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2025).

10.3
Sale and Servicing Agreement, dated May 29, 2025, by and between ACM Auto Trust 2025-2, ACM Funding, LLC, America’s Car Mart, Inc., Deutsche National Trust Company, as Indenture Trustee, Calculation Agent and Paying Agent, and Systems & Services Technologies, Inc. as Backup Servicer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2025).

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

America’s Car-Mart, Inc.

By:	/s/ Douglas W. Campbell
Douglas W. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Chief Financial Officer
(Principal Financial Officer)
Dated: September 9, 2025