Form 10-Q
period 2025-10-31
AMERICAS CARMART INC
filed 2025-12-09
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 3, 2025
Common Stock, par value $0.01 per share	8,294,807

AMERICA’S CAR-MART, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

October 31, 2025 and April 30, 2025

(Dollars in thousands except share and per share amounts)	October 31, 2025	April 30, 2025
Assets:	(Unaudited)
Cash and cash equivalents	$122,362	$9,808
Restricted cash	128,609	114,729
Accrued interest on finance receivables	7,522	7,432
Finance receivables, net of allowance for credit losses of $338,827 and $323,100	1,172,025	1,180,673
Inventory	104,751	112,229
Income tax receivable, net	7,704	-
Prepaid expenses and other assets	37,233	38,082
Right-of-use asset	61,501	63,825
Goodwill	23,685	22,802
Property and equipment, net	52,528	56,894
Total Assets	$1,717,920	$1,606,474
Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$45,549	$34,980
Deferred accident protection plan revenue	50,320	51,458
Deferred service contract revenue	59,255	61,787
Accrued liabilities	36,750	35,949
Income tax payable, net	-	1,451
Deferred income tax liabilities, net	7,754	7,146
Lease liability	65,820	67,002
Non-recourse notes payable, net	635,034	572,010
Senior secured note payable, net	261,912	-
Revolving line of credit, net	-	204,769
Total liabilities	1,162,394	1,036,552

Commitments and contingencies (Note K)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400
Equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 15,645,710 and 15,605,818 issued at October 31, 2025 and April 30, 2025, respectively, of which 8,294,520 and 8,263,280 were outstanding at October 31, 2025 and April 30, 2025, respectively	156	156
Additional paid-in capital	209,333	195,225
Retained earnings	644,033	672,261
Less: Treasury stock, at cost, 7,351,190 and 7,342,538 shares at October 31, 2025 and April 30, 2025, respectively	(298,496)	(298,220)
Total stockholders' equity	555,026	569,422
Non-controlling interest	100	100
Total equity	555,126	569,522
Total Liabilities, Mezzanine Equity and Equity	$1,717,920	$1,606,474
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)	America’s Car-Mart, Inc.

Three and Six Months Ended October 31, 2025 and 2024

	Three Months Ended October 31,		Six Months Ended October 31,
(Dollars in thousands except share and per share amounts)	2025	2024	2025	2024
Revenues:	(Unaudited)		(Unaudited)
Sales	$286,313	$285,774	$562,553	$573,022
Interest and other income	63,879	61,495	128,729	122,010

Total revenues	350,192	347,269	691,282	695,032

Costs and expenses:
Cost of sales	179,016	173,215	354,096	359,785
Selling, general and administrative	57,222	47,407	108,409	94,118
Provision for credit losses	119,074	99,522	222,109	194,945
Interest expense	15,685	18,042	32,727	36,354
Depreciation and amortization	2,102	1,926	4,241	3,810
Loss on extinguishment of debt	4,476	-	4,476	-
Loss on disposal of property and equipment	100	41	109	87
Total costs and expenses	377,675	340,153	726,167	689,099

(Loss) income before taxes	(27,483)	7,116	(34,885)	5,933

(Benefit) provision for income taxes	(5,011)	2,017	(6,677)	1,798

Net (loss) income	$(22,472)	$5,099	$(28,208)	$4,135

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(20)	(20)

Net (loss) income attributable to common stockholders	$(22,482)	$5,089	$(28,228)	$4,115

(Loss) earnings per share:
Basic	$(2.71)	$0.62	$(3.41)	$0.57
Diluted	$(2.71)	$0.61	$(3.41)	$0.55

Weighted average number of shares used in calculation:
Basic	8,283,116	8,147,971	8,278,585	7,272,364
Diluted	8,283,116	8,292,459	8,278,585	7,423,936
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)	America’s Car-Mart, Inc.

Six Months Ended October 31, 2025 and 2024

	Six Months Ended October 31,
(In thousands)	2025	2024
	(Unaudited)
Operating Activities:
Net (loss) income	$(28,208)	$4,135
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for credit losses	222,109	194,945
Losses on claims for accident protection plan	18,466	16,797
Depreciation and amortization	4,241	3,810
Amortization of debt issuance costs	3,199	2,657
Loss on extinguishment of debt	2,726	-
Loss on disposal of property and equipment	-	4
Impairment of assets	1,884	-
Change in goodwill	(882)	83
Stock based compensation	2,346	5,243
Deferred income taxes	608	(5,495)
Change in operating assets and liabilities:
Finance receivable originations	(528,728)	(527,487)
Loan origination costs	-	8
Finance receivable collections	236,576	224,640
Accrued interest on finance receivables	(90)	(666)
Inventory	68,537	48,141
Prepaid expenses and other assets	435	(4,409)
Accounts payable and accrued liabilities	12,748	10,047
Deferred accident protection plan revenue	(1,139)	(880)
Deferred service contract revenue	(2,532)	(13,300)
Income taxes, net	(9,155)	4,521
Net cash provided by (used in) operating activities	3,141	(37,206)

Investing Activities:
Acquisition	-	(7,527)
Purchases of property and equipment	(1,243)	(2,338)
Proceeds from sale of property and equipment	117	24
Net cash used in investing activities	(1,126)	(9,841)

Financing Activities:
Issuance of common stock	120	73,969
Purchase of common stock	(276)	(412)
Dividend payments	(20)	(20)
Change in cash overdrafts	(1,289)	2,074
Debt issuance costs	(16,010)	(4,467)
Issuances of non-recourse notes payable	387,960	449,889
Payments on non-recourse notes payable	(325,219)	(345,622)
Proceeds on revolving line of credit	314,593	296,424
Principal payments to revolving credit facility	(521,690)	(389,551)
Loss on extinguishment of debt	(1,750)	-
Proceeds from senior secured note payable	288,000	-
Net cash provided by financing activities	124,419	82,284

Increase in cash, cash equivalents, and restricted cash	126,434	35,237
Cash, cash equivalents, and restricted cash beginning of period	124,537	94,447

Cash, cash equivalents, and restricted cash end of period	$250,971	$129,684
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.

Three and Six Months Ended October 31, 2025

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at April 30, 2025	15,605,818	$156	$195,225	$672,261	$(298,220)	$100	$569,522

Issuance of common stock	15,638	-	69	-	-	-	69
Purchase of treasury shares	-	-	-	-	(71)	-	(71)
Stock based compensation	-	-	1,157	-	-	-	1,157
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net loss	-	-	-	(5,736)	-	-	(5,736)
Balance at July 31, 2025 (Unaudited)	15,621,456	$156	$196,451	$666,515	$(298,291)	$100	$564,931

Issuance of common stock	24	-	51	-	-	-	51
Purchase of treasury shares	-	-	-	-	(205)	-	(205)
Issuance of warrants	-	-	11,642	-	-	-	11,642
Stock based compensation	-	-	1,189	-	-	-	1,189
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net loss	-	-	-	(22,472)	-	-	(22,472)
Balance at October 31, 2025 (Unaudited)	15,645,710	$156	$209,333	$644,033	$(298,496)	$100	$555,126
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.

Three and Six Months Ended October 31, 2024

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at April 30, 2024	13,727,013	$137	$113,930	$654,369	$(297,786)	$100	$470,750

Issuance of common stock	2,491	-	76	-	-	-	76
Purchase of treasury shares	-	-	-	-	(24)	-	(24)
Stock based compensation	-	-	1,325	-	-	-	1,325
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net loss	-	-	-	(964)	-	-	(964)
Balance at July 31, 2024 (Unaudited)	13,729,504	$137	$115,331	$653,395	$(297,810)	$100	$471,153

Issuance of common stock	1,865,769	19	73,874	-	-	-	$73,893
Purchase of treasury shares	-	-	-	-	(388)	-	(388)
Stock issued related to acquisitions	-	-	2,500	-	-	-	2,500
Stock based compensation	-	-	1,418	-	-	-	1,418
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	5,099	-	-	5,099
Balance at October 31, 2024 (Unaudited)	15,595,273	$156	$193,123	$658,484	$(298,198)	$100	$553,665
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.
A – Organization and Business
America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of October 31, 2025, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States. Subsequent to the quarter end, the Company closed five dealership locations as part of its ongoing footprint optimization initiatives.
B – Summary of Significant Accounting Policies
General
The accompanying condensed consolidated balance sheet as of April 30, 2025, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of October 31, 2025 and 2024, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2025 are not necessarily indicative of the results that may be expected for the year ending April 30, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2025.
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

As of October 31, 2025, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by the amount it invests in one institution.
Restrictions on Distributions / Dividends
The Company's current lenders generally restrict the Company's ability to make distributions to its shareholders. On October 30, 2025, the Company entered into a new Credit and Guaranty Agreement that, among other things, limits the Company's ability to repurchase shares of its common stock or make other shareholder distributions. The agreement permits additional share repurchases or other shareholder distributions only under specified exceptions (such as limited tax distributions and certain employee-related repurchases) or if certain financial thresholds and conditions are satisfied. As of October 31, 2025, the Company did not meet those conditions and, accordingly, is not permitted to repurchase shares of its common stock, pay dividends, or make other distributions to its shareholders without the prior consent of the lenders. The Company was in compliance with all applicable covenants as of October 31, 2025.
Cash Equivalents
The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.
Restricted Cash
Restricted cash is related to the financing and securitization transactions discussed below and is held by the respective securitization trusts, as well as restricted cash provided as collateral for letters of credit.
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
Restricted cash consisted of the following at October 31, 2025 and April 30, 2025:

(In thousands)	October 31, 2025	April 30, 2025

Restricted cash from collections on auto finance receivables for non-recourse notes payable	$55,013	$48,571
Restricted cash on deposit in reserve accounts for non-recourse notes payable	68,976	66,158
Restricted cash for letters of credit	4,620	-
Restricted Cash	$128,609	$114,729
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

The Company’s $150 million amortizing warehouse loan facility entered into in the first quarter of fiscal 2025 was fully repaid in October 2024 and was terminated subsequent to the end of the quarter. No debt was outstanding under the warehouse loan facility as of October 31, 2025. See Notes C and F for additional information on auto finance receivables, non-recourse notes payable and warehouse loan facility.

The Company has entered into senior secured term loan facility executed on October 30, 2025. Borrowings under these facilities are secured by substantially all of the assets of the Company and its subsidiaries and are accounted for as long-term debt. The Company recognizes interest expense over the contractual term using the effective interest method and records unamortized discounts or issuance costs as a reduction of the carrying amount of the related debt.
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
In addition to its securitization structures, the Company also carries borrowings under its senior secured term loan facility on its consolidated balance sheet. The Term Loan Facility is secured by substantially all of the assets of the Company and its subsidiaries and is accounted for as long-term debt. Interest expense is recognized over the contractual term using the effective interest method, and any unamortized discounts or issuance costs are presented as a direct deduction from the carrying amount of the related debt.
Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses
The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry a weighted average interest rate of approximately 17.6% using the simple effective interest method including any deferred fees. The Company originates contracts at interest rates ranging from 12.99% up to 23.00% based on the credit score of the customer and applicable state usury limits. Contract origination costs are not significant. The installment sale contracts are structured to have variable payments whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges to be collected represent the balance of interest receivable to be earned over the remaining term of the related installment contract, and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. Total earned finance charges were $7.5 million and $7.4 million at October 31, 2025 and April 30, 2025, respectively, on the Consolidated Balance Sheets.
An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed through established collection practices and are typically resolved either by customers bringing their accounts current or through modifications to the original contractual terms when such restructuring is deemed appropriate; in other cases, the vehicle is repossessed or the account is written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday, with approximately 78% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the general decline in the value of collateral leads to prompt resolutions on problem accounts. On October 31, 2025, 3.1% of the Company’s finance receivable balances were 30 days or more past due, compared to 3.4% at April 30, 2025.
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

The Company regularly offers contract modifications to its customers. Approximately half of the Company’s installment sale contracts on average require one or more minor modifications to accommodate changes in the customer’s financial circumstances over the life of the contract. These modifications are made at the discretion of dealership management without requiring the account to be re-processed through the loan origination system or meet standard origination criteria. Modifications typically involve adjustments to payment terms, such as modest extensions to the overall contract term to lower the installment payment amount, with such modifications being expected to increase recoveries and improve the likelihood of repayment. At the time of the modification, payment terms are restructured so that the Company expects to collect all amounts due, including accrued interest at the contractual rate, during the modification period. When a customer’s contract is modified, the outstanding balance generally remains unchanged. Extension periods are capped at a maximum of twelve months beyond the initial payment term, whether granted through a single modification or multiple modifications over the life of the contract. The Company’s use of contract modifications helps the Company mitigate credit loss and potential repossession of the underlying vehicle.

A limited subset of the Company’s installment sale contracts—representing approximately 1.2% and 1.1% of total finance receivables as of October 31, 2025 and April 30, 2025, respectively—require modification due to customers entering bankruptcy protection. These modifications typically include a combination of reductions in interest rates and extensions of contract terms as part of the bankruptcy plan. When a customer enters Chapter 13 bankruptcy proceedings and includes their vehicle in the bankruptcy plan, the Company transitions the account relationship from the customer to the bankruptcy trustee upon confirmation of the customer’s bankruptcy plan. Under these circumstances, the bankruptcy trustee assumes responsibility for distributing payments to creditors on behalf of the bankruptcy court, including the Company, as allocated under the court-approved bankruptcy plan. The Company suspends its standard collections practices following the customer's bankruptcy filing and treats these accounts as being administered by the bankruptcy trustee rather than the customer, conducting all account-related communications, payment processing, and modification activities with the trustee in accordance with the bankruptcy plan and applicable bankruptcy law. Payments received from the bankruptcy trustee are applied first to accrued interest charges and then to principal reduction if sufficient funds remain. The Company continues to identify the related receivable as current in the Company’s receivables aging records while the account is being paid through the bankruptcy court system and assesses the collectability of these accounts based on factors including the trustee's payment history, the customer’s compliance with the bankruptcy plan, and the specific terms and duration of the court-approved plan. If the customer’s bankruptcy proceeding is dismissed, the Company’s collection process reverts back to the existing terms of the installment sale contract.

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
The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. On average, accounts are approximately 73 days and 70 days past due at the time of charge-off at October 31, 2025 and April 30, 2025, respectively. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses. The amount of net repossession and charge-off loss is also reduced by any deferred service contract and accident protection plan revenue at the time of charge-off.

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
The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover net credit losses expected over the remaining life of the installment sales contracts in the portfolio at the measurement date. At October 31, 2025, the weighted average total contract term was 48.5 months, with 35.8 months remaining. The allowance for credit losses at October 31, 2025, $338.8 million, was 24.19% of the principal balance in finance receivables of $1.5 billion, less deferred accident protection plan revenue of $50.3 million and deferred service contract revenue of $59.3 million, less pending accident protection plan claims of $5.3 million. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.
In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer’s vehicle is totaled, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. At October 31, 2025, anticipated losses did not exceed deferred accident protection plan revenues.
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
The Company had $23.7 million and $22.8 million of goodwill for the periods ended October 31, 2025 and April 30, 2025, respectively.
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
Long-Lived Assets
Long-lived assets, such as property and equipment, capitalized internal-use software and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, such assets are considered to be impaired, and the impairment is recognized to the extent that the carrying value exceeds its fair value. During the period, the Company recognized $1.9 million of impairment related to long-lived assets associated with five dealership locations that were closed. The impairment charge consisted of approximately $1.3 million related to fixed assets and $0.6 million related to the right-of-use assets for the associated leased properties. No other impairment charges were recognized in the periods presented.
Cloud Computing Implementation Costs
The Company enters into cloud computing service contracts to support its sales, inventory management, and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption on the Condensed Consolidated Statement of Operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $20.7 million and $19.9 million as of October 31, 2025 and April 30, 2025, respectively. Accumulated amortization of capitalized implementation costs for these arrangements was $795,901 and $1.1 million for the three months ended October 31, 2025 and 2024, respectively.
Cash Overdraft
As checks are presented for payment from the Company’s primary disbursement bank account, monies are automatically drawn against cash collections for the day. Any cash overdraft balance principally represents outstanding checks, net of any deposits in transit that as of the balance sheet date had not yet been presented for payment, net of any deposits in transit. Any cash overdraft balance is reflected in accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.
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
Income Taxes
Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 19.1% and 30.3% for the six months ended October 31, 2025 and 2024, respectively. The Company recorded a discrete income tax provision for the six months ended October 31, 2025 of $961,000 related to decreased tax benefits on share-based compensation and prior period true up. The Company did not record a discrete income tax benefit for the six months ended October 31, 2024.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of October 31, 2025 or April 30, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, restoring 100% bonus depreciation under Section 168(k) for qualifying assets placed in service after January 19, 2025, and reinstating the higher EBITDA-based limitation on business interest expense under Section 163(j), among other provisions. The Company has completed its initial assessment of the OBBBA’s corporate tax provisions and currently estimates the impact on its consolidated financial statements to be immaterial, with no material net impact on the effective tax rate for the quarter.
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

Sales for the three and six months ended October 31, 2025 and 2024 consisted of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
(In thousands)	2025	2024	2025	2024

Sales – used autos	$241,409	$237,787	$476,393	$489,092
Wholesales – third party	12,637	9,674	23,432	19,370
Service contract sales	23,592	29,548	45,385	46,620
Accident protection plan revenue	8,675	8,765	17,343	17,940

Total	$286,313	$285,774	$562,553	$573,022
At October 31, 2025 and 2024, finance receivables more than 90 days past due were approximately $6.5 million and $6.3 million, respectively. Late fee revenues totaled approximately $1.5 million and $2.9 million for the three and six months ended October 31, 2025, respectively. Late fee revenue totaled approximately $1.3 million and $2.5 million for the three and six months ended October 31, 2024, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the six months ended October 31, 2025 that was included in the April 30, 2025 deferred service contract revenue was $22.5 million.
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
Stock-Based Compensation
The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note J. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company recorded a discrete income tax provision for the six months ended October 31, 2025 of $961,000 related to decreased tax benefits on share-based compensation and prior period true up. The Company did not record a discrete income tax benefit for the six months ended October 31, 2024. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.
Warrants

The Company may issue warrants to purchase shares of its common stock in connection with financing arrangements or other corporate transactions. Warrants are evaluated at issuance to determine whether they should be classified as equity or as a liability in accordance with ASC 815-40 and ASC 480. Warrants that are indexed to the Company’s own stock and meet the equity-classification conditions are recorded in additional paid-in capital at their grant-date fair value. When warrants are issued with debt, the Company allocates the proceeds between the debt and the warrants on a relative fair value basis, with the amount allocated to the warrants recorded in equity and the amount allocated to the debt recorded as a discount amortized to interest expense over the term of the debt. Equity-classified warrants are not subsequently remeasured. Warrants that do not meet the equity-classification criteria are recorded as liabilities and remeasured at fair value each reporting period, with changes in fair value recognized in earnings.
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
Recent Accounting Pronouncements
Occasionally, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies which the Company will adopt on the specified effective date Unless otherwise discussed, the Company believes the implementation of recently issued standards which are not yet effective will not have a material impact on its consolidated financial statements upon adoption.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard updates the capitalization criteria for internal-use software and requires related disclosures to be provided under ASC 360. The guidance is effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its financial statement disclosures.
C – Finance Receivables, Net
The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which originate at interest rates ranging from 12.99% to 23.00% are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 months to 79 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. As of October 31, 2025, the Company maintains two distinct loan pools for the purpose of estimating expected credit losses under the CECL model in accordance with ASC 326. These pools are grouped based on origination method and are managed collectively under a unified credit risk management framework. Although not considered separate segments under applicable disclosure rules, each pool is evaluated separately for expected credit losses, and the allowance for credit losses is determined accordingly.
The components of finance receivables are as follows:

(In thousands)	October 31, 2025	April 30, 2025

Gross contract amount	$1,951,099	$1,946,042
Less: unearned finance charges	(435,686)	(436,887)
Principal balance	1,515,413	1,509,155
Less: estimated insurance receivables for accident protection plan claims	(2,488)	(2,910)
Less: allowance for accident protection plan claims	(2,721)	(3,135)
Less: allowance for credit losses	(338,827)	(323,100)
Finance receivables, net	1,171,377	1,180,010
Loan origination costs	648	663
Finance receivables, net, including loan origination costs	$1,172,025	$1,180,673
Changes in the finance receivables, net are as follows:

	Six Months Ended October 31,
(In thousands)	2025	2024

Balance at beginning of period	$1,180,673	$1,097,931
Finance receivable originations	528,728	527,487
Finance receivable collections	(236,576)	(224,640)
Provision for credit losses	(222,109)	(194,945)
Losses on claims for accident protection plan	(18,466)	(16,797)
Inventory acquired in repossession and accident protection plan claims	(60,873)	(57,071)

Balance at end of period	$1,171,377	$1,131,965
Changes in the finance receivables allowance for credit losses are as follows:

	Six Months Ended October 31,
(In thousands)	2025	2024

Balance at beginning of period	$323,100	$331,260
Provision for credit losses	222,109	194,945
Charge-offs	(269,427)	(250,057)
Recovered collateral	63,045	60,545

Balance at end of period	$338,827	$336,693
Amounts recovered from previously written-off accounts were approximately $2.1 million and $1.8 million for the six months ended October 31, 2025 and 2024, respectively. These amounts are netted against recovered collateral in the table above.
The Company increased the allowance for credit loss in the second quarter of fiscal year to 24.19% from 23.35% at July 31, 2025, resulting in an addition of $12.7 million to the calculated provision.

The following table presents the finance receivables that are current and past due as follows:

(Dollars in thousands)	October 31, 2025		April 30, 2025		October 31, 2024

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$1,270,535	83.84%	$1,208,330	80.06%	$1,188,852	80.66%
3 - 29 days past due	197,294	13.02%	249,263	16.52%	233,486	15.84%
30 - 60 days past due	32,257	2.13%	34,407	2.28%	35,039	2.38%
61 - 90 days past due	8,802	0.58%	11,461	0.76%	10,083	0.68%
> 90 days past due	6,525	0.43%	5,694	0.38%	6,334	0.43%
Total	$1,515,413	100.00%	$1,509,155	100.00%	$1,473,794	100.00%
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

	Six Months Ended October 31,
	2025	2024

Average total collected per active customer per month	$582	$561
Principal collected as a percent of average finance receivables	15.6%	15.4%
Average down-payment percentage	4.8%	5.2%
Average originating contract term (in months)	44.6	44.3

	As of
	October 31, 2025	October 31, 2024
Portfolio weighted average contract term, including modifications (in months)	48.5	48.2
Total dollars collected per active customer increased 3.7% year over year and principal collections as a percentage of average finance receivables increased slightly by 20 basis points compared to prior year. The portfolio weighted average contract term increased slightly from the prior year quarter and year-ended April 30, 2025. Average originating term has increased slightly from prior year due to a couple of factors including: 1) focus on addressing affordability for the highest risk customers by slightly increasing the maximum terms over the last year and 2) the business is booking a higher percentage of better quality customers that qualify for longer terms.

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
The following table presents a summary of finance receivables by credit quality indicator, as of October 31, 2025, segregated by customer score and year of origination.

	As of October 31, 2025

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2026	2025	2024	2023	2022	2022	Total	%
1-2	$56,403	$22,175	$11,062	$2,597	$376	$46	$92,659	6.1%
3-4	130,404	158,907	84,553	23,313	4,029	589	401,795	26.5%
5-7	295,851	423,482	191,213	85,607	22,276	2,530	1,020,959	67.4%
Total	$482,658	$604,564	$286,828	$111,517	$26,681	$3,165	$1,515,413	100.0%

Charge-offs	$24,310	$140,956	$70,014	$27,109	$6,404	$634	$269,427
The following table presents a summary of finance receivables by credit quality indicator, as of October 31, 2024, segregated by customer score.

	As of October 31, 2024

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2025	2024	2023	2022	2021	2021	Total	%
1-2	$30,975	$27,649	$8,152	$1,805	$133	$54	$68,768	4.7%
3-4	171,128	206,403	75,913	19,301	1,836	313	474,894	32.2%
5-6	269,257	369,298	206,893	73,766	9,949	969	930,132	63.1%
Total	$471,360	$603,350	$290,958	$94,872	$11,918	$1,336	$1,473,794	100.0%

Charge-offs	$24,742	$137,604	$66,999	$18,381	$1,993	$338	$250,057

The percentage of the portfolio in the highest customer ratings (5-7) continues to grow as a result of the Company’s early risk based pricing testing as well as the conversion to the new, more predictive, scorecard.

Contract Modifications

During the preparation of the Company's Annual Report on Form 10-K for the year ended April 30, 2025, management identified material omissions of required disclosures under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-10-50-42 through 50-44 related to loan modifications for borrowers experiencing financial difficulty. The previously issued financial statements have been restated to include such disclosures.
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
The following tables present the aggregate outstanding principal balance of contracts that have been modified during the six months ended October 31, 2025 and 2024, categorized by type of modification. These modifications represent management’s efforts to work with customers experiencing financial difficulty to help them maintain their vehicle ownership while preserving asset value for the Company. The percentages shown represent the portion of the total gross finance receivables portfolio as of October 31, 2025 and 2024 that has been modified at least once during the period.
The following table presents contract modifications by type of modification for the following:

(Dollars in thousands)	Contract Modifications by Type
	Three Months Ended October 31, 2025		Three Months Ended October 31,2024 (Restated)
Type of Modification	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio

Term extension	$196,358	13.0%	$196,894	13.4%
Combination (1)	3,550	0.2%	3,828	0.2%
Total	$199,908	13.2%	$200,722	13.6%

(Dollars in thousands)	Contract Modifications by Type
	Six Months Ended October 31, 2025		Six Months Ended October 31,2024 (Restated)
Type of Modification	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio

Term extension	$296,522	19.6%	$305,028	20.7%
Combination (1)	6,362	0.4%	6,491	0.4%
Total	$302,884	20.0%	$311,519	21.1%
(1)These modifications result from customer bankruptcy filings and have been made in accordance with bankruptcy court requirements. They generally consist of a reduction in the contractual interest rate and/or an extension of the contract term as part of the customer’s court-approved payment restructuring plan.

The following table describes the financial effect of the modifications for each period:

Type of Modification	Three Months Ended October 31, 2025	Three Months Ended October 31, 2024 (Restated)	Six Months Ended October 31, 2025	Six Months Ended October 31, 2024 (Restated)

Term extension	Added a weighted average of 1.4 months to the life of contracts, which reduced monthly payment amounts to borrowers.	Added a weighted average of 1.5 months to the life of contracts, which reduced monthly payment amounts to borrowers.	Added a weighted average of 1.6 months to the life of contracts, which reduced monthly payment amounts to borrowers.	Added a weighted average of 1.8 months to the life of contracts, which reduced monthly payment amounts to borrowers.
Combination	Added a weighted average of 7.3 months to the life of contracts, which reduced monthly payment amounts to borrowers and/or reduced interest rates to a weighted average of 8.74%.	Added a weighted average of 8.3 months to the life of contracts, which reduced monthly payment amounts to borrowers and/or reduced interest rates to a weighted average of 7.75%.	Added a weighted average of 8.1 months to the life of contracts, which reduced monthly payment amounts to borrowers and/or reduced interest rates to a weighted average of 8.56%.	Added a weighted average of 8.7 months to the life of contracts, which reduced monthly payment amounts to borrowers and/or reduced interest rates to a weighted average of 7.76%.

The Company closely monitors the performance of the contracts that are modified to understand the effectiveness of its modification efforts. The following table depicts the status of contracts that have term modifications as follows:

	Payment Status (Principal Balance)
(In thousands)	Total	Current	3-29 Days Past Due	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due

For Three Months Ended October 31, 2025	$196,358	$151,449	$39,521	$5,036	$352	$-
For Three Months Ended October 31, 2024 (Restated)	196,894	145,117	45,455	5,923	399	-
For Six Months Ended October 31, 2025	296,522	220,652	62,916	10,228	2,441	285
For Six Months Ended October 31, 2024 (Restated)	305,028	214,383	74,599	12,372	2,864	810

The following table depicts the status of contracts that have term modifications due to the combination of modifications due to bankruptcies for the periods presented:

	Payment Status (Principal Balance)
(In thousands)	Total	Payment Received in Last 30 Days	Payment Received in Last 31-60 Days	Payment Received in Last 61-90 Days	Payment Received in Last 90+ Days

For Three Months Ended October 31, 2025	$3,550	$974	$856	$728	$992
For Three Months Ended October 31, 2024 (Restated)	3,828	1,066	818	1,055	889
For Six Months Ended October 31, 2025	6,362	1,040	850	1,020	3,452
For Six Months Ended October 31, 2024 (Restated)	6,491	1,254	1,042	1,016	3,179

For the three months ended October 31, 2025 and 2024, customer contracts with an aggregate principal balance of $6.3 million and $4.6 million, respectively, were charged off within the period following contract modifications. For the six months ended October 31, 2025 and 2024, customer contracts with an aggregate principal balance of $40.2 million and $36.3 million, respectively, were charged off within the period following contract modifications.
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
D – Property and Equipment, Net
A summary of property and equipment is as follows:

(In thousands)	October 31, 2025	April 30, 2025

Land	$11,998	$11,998
Buildings and improvements	23,668	23,575
Furniture, fixtures and equipment	26,137	26,139
Leasehold improvements	51,132	51,466
Construction in progress	1,561	1,028
Less accumulated depreciation and amortization	(61,968)	(57,312)

Total	$52,528	$56,894
Fixed asset impairment charges for the six months ended October 31, 2025, were $1.3 million, which related to the closure of five dealerships.
E – Accrued Liabilities
A summary of accrued liabilities is as follows:

(In thousands)	October 31, 2025	April 30, 2025
Cash overdraft	$-	$1,289
Employee compensation	8,446	12,183
Deferred sales tax (see Note B)	10,380	10,326
Fair value of contingent consideration	6,954	6,298
Accrued interest payable	1,213	2,155
Property taxes payable	1,704	1,452
Other	8,053	2,246
Total	$36,750	$35,949

F – Debt Facilities
A summary of debt facilities is as follows:

(In thousands)	October 31, 2025	April 30, 2025
Senior secured note payable	$300,000	$-
Debt issuance costs	(14,446)	-
Original issue discount	(12,000)	-
Non-cash debt discount - warrants	(11,642)	-

Senior secured note payable, net	$261,912	-

Revolving line of credit	$-	$208,322
Debt issuance costs	-	(3,553)

Revolving line of credit, net	$-	$204,769

Non-recourse notes payable - 2023-1 Issuance	$-	$46,289
Non-recourse notes payable - 2023-2 Issuance	56,355	92,949
Non-recourse notes payable - 2024-1 Issuance	34,093	73,158
Non-recourse notes payable - 2024-2 Issuance	121,458	194,139
Non-recourse notes payable - 2025-1 Issuance	114,518	168,318
Non-recourse notes payable - 2025-2 Issuance	162,895	-
Non-recourse notes payable - 2025-3 Issuance	148,274	-
Debt issuance costs - non-recourse notes payable	(2,559)	(2,843)

Non-recourse notes payable, net	$635,034	$572,010

Total debt	$896,946	$776,779
Credit and Guaranty Agreement (Senior Secured Notes Payable)

On October 30, 2025, the Company and its subsidiaries entered into a Credit and Guaranty Agreement with Silver Point Finance, LLC, as Administrative Agent and Collateral Agent, under which the lending group extended a senior secured term loan facility in an aggregate principal amount of $300.0 million with a maturity date of October 30, 2030. In connection with the Credit and Guaranty Agreement, the Company also issued Silver Point and certain of its affiliates warrants to purchase up to 937,487 shares of the Company's common stock at an exercise price of $22.63 per share with an expiration date of October 30, 2031.

The senior secured term loan facility is collateralized primarily by finance receivables, inventory and equity ownership interests of certain subsidiaries of the Company, and contains a guarantee by each Credit Party. Interest under the Agreement is payable monthly or quarterly, depending on the interest period selected by the Borrowers. The applicable margin is (a) with respect to term benchmark loans, 7.50% per annum, and (b) with respect to base rate loans, 6.50% per annum. The facility does not require periodic principal amortization; instead, the full outstanding principal balance is payable in a single lump-sum payment at maturity.

The Credit Agreement contains various reporting and performance covenants including, but not limited to, (i) maintenance of certain financial ratios and metrics, (ii) limitations on certain amounts and types of borrowings from other sources, (iii) restrictions on certain operating activities and (iv) limitations on the payment of dividends or distributions.

Termination of Revolving Line of Credit

On October 30, 2025, the Company used a portion of the proceeds from the Credit and Guaranty Agreement to fully repay the outstanding balance under the Company's $350.0 million asset-backed revolving line of credit. In connection with the payoff of the revolving line of credit, the Company terminated the Third Amended and Restated Loan and Security Agreement, dated September 30, 2019, as subsequently amended, with BMO Harris Bank, N.A., as Agent. As of October 31, 2025, the outstanding balance under the revolving line of credit was $162.9 million.

The Company incurred total costs of $4.5 million in connection with the termination of the revolving credit facility, consisting of $1.8 million of prepayment penalties and $2.7 million related to the write-off of previously incurred unamortized debt issuance costs. These costs have been recorded as loss on extinguishment of debt.

Warrants to Purchase Common Stock

In connection with the Credit and Guaranty Agreement, on October 30, 2025, the Company issued warrants to purchase an aggregate of 937,487 shares of the Company's common stock, par value $0.01 per share, to Silver Point and certain of its affiliates at an exercise price of $22.63 per share. The Company recorded the warrants in equity at their allocated fair value and allocated the remaining proceeds from the term loan borrowing to the term loan, net of a discount.

The warrants expire on October 30, 2031. The exercise price and the number of shares underlying the warrants are subject to adjustment in the event of specified events, including a subdivision or combination of the Company's common stock, a reclassification of the common stock, certain change of control transactions, certain rights offerings or specified dividend payments, subject to certain limitations as set forth in the executed agreement. Upon exercise, the aggregate exercise price may be paid, at the warrants holder election, in cash or on a cashless net share settlement basis, based upon the fair market value of the Company's common stock at the time of exercise.

The Company agreed to provide certain customary registration rights with respect to the resale of shares of common stock underlying the warrants held by or issuable to the holder from time to time. The warrant agreement also contains customary indemnity and contribution obligations in connection with such registration.

The warrants were valued at approximately $12.1 million using the Black-Scholes option pricing model as of the issuance date. The Company allocated the proceeds from the Term Loan between the warrants and the loan based on their relative fair values. The portion allocated to the warrants was recorded in additional paid-in capital. The portion allocated to the Term Loan resulted in a debt discount, which will be amortized over the life of the Term Loan using the effective interest method.
The fair value of warrants issued is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Six Months Ended October 31,
	2025	2024
Expected terms (years)	6	0
Risk-free interest rate	3.55%	-%
Volatility	57.73%	-%
Exercise stock price	22.63	-
Dividend yield	-%	-%
Non-Recourse Notes Payable
During the quarter, on August 28, 2025, the Company completed a securitization transaction, which involved the issuance and sale in a private offering of $133.3 million aggregate principal amount of 5.01% Class A Asset Backed Notes (the “Class A Notes”) and $38.6 million aggregate principal amount of 6.08% Class B Asset Backed Notes (the “Class B Notes”), with an overall weighted average life adjusted coupon of 5.46%. The Notes were issued by ACM Auto Trust 2025-3, an indirect subsidiary of the Company. The Notes are collateralized by $291.5 million of accounts receivables related to installment sale contracts originated by the Company’s operating subsidiaries, America’s Car Mart, Inc and Texas Car-Mart, Inc. The Class A Notes mature on January 20, 2030, and the Class B Notes mature on July 20, 2032.
As of October 31, 2025, the Company has six outstanding series of asset-backed non-recourse notes (known as the “2023-2 Issuance”, “2024-1 Issuance”, “2024-2 Issuance”, “2025-1 Issuance”, “2025-2 Issuance”, and "2025-3 Issuance"). Six issuances are collateralized by installment sale contracts directly originated by the Company. Credit enhancement for the non-recourse notes payable consists of overcollateralization, a reserve account funded with an initial amount of not less than 3.7% of the pool balance, excess interest on the auto finance receivables, and in some cases, the subordination of certain payments to noteholders of less senior classes of notes. The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto finance receivables. In July 2025, the Company fully paid off the 2023-1 Issuance. The notes payable related to the remaining term securitization transactions accrue interest predominately at fixed rates and have scheduled maturities through June 20, 2028, June 20, 2030, and January 21, 2031, August 20, 2031, November 20, 2031 and February 20, 2032, January 20, 2030 and July 20, 2032 respectively, but may be repaid earlier, depending upon collections from the underlying auto finance receivables. The original principal balance and weighted average fixed coupon rate for the outstanding securitizations are as follows:

	Original Principal Balance (in thousands)	Weighted Average Fixed Coupon Rate

2023-2	$360,300	8.80%
2024-1	250,000	9.50%
2024-2	300,000	7.44%
2025-1	200,000	6.49%
2025-2	216,000	6.27%
2025-3	171,960	5.46%
On July 12, 2024, the Company’s principal operating subsidiary, America’s Car Mart, Inc., and a newly formed affiliate entered into a loan and security agreement under which the Company’s affiliate borrowed $150 million in funding through an amortizing warehouse loan facility collateralized by installment sale contracts directly originated by the Company’s operating subsidiaries. The Company used the funding from the warehouse loan facility to pay down outstanding amounts borrowed under the Company’s revolving line of credit to fund its finance receivables. The loan and security agreement provided for additional borrowing availability, subject to the terms and conditions of the agreement, and recourse against the Company with respect to up to 10% of the aggregate amount borrowed under the warehouse facility payable. Interest on any outstanding balances accrues at a rate of SOFR plus 350 basis points, with a scheduled maturity date of July 12, 2026. In October 2024, the Company used the proceeds from its 2024-2 Issuance to pay down the outstanding balance under the warehouse loan facility. We had no debt that was outstanding under the warehouse loan facility as of October 31, 2025, as it was terminated subsequent to quarter end.

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

The estimated fair values, and related carrying amounts, of the financial instruments and other assets included in the Company’s financial statements at October 31, 2025 and April 30, 2025 are as follows:

	October 31, 2025		April 30, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$122,362	$122,362	$9,808	$9,808
Restricted cash	128,609	128,609	114,729	114,729
Inventory - Repossessions	19,905	19,905	18,845	18,845
Finance receivables, net	1,172,025	931,979	1,180,673	928,130
Accounts payable	45,549	45,549	34,980	34,980
Contingent consideration	6,954	6,954	6,298	6,298
Senior secured notes payable, net	261,912	300,000	-	-
Revolving line of credit, net	-	-	204,769	204,769
Non-recourse notes payable, net	635,034	635,034	572,010	581,029
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
On September 20, 2024, the Company completed an underwritten public offering of 1,700,000 shares of its common stock, par value $0.01 per share, at a public offering price of $43.00. Net proceeds from the offering were $73.8 million after deducting the underwriting discount, commissions and offering costs. Under the terms of the Underwriting Agreement entered into in connection with the offering, the Company granted the underwriter an option (the “Over-allotment Option”), exercisable for 30 days, to purchase up to 255,000 additional shares of common stock (the “Option Shares”) at the public offering price, less underwriting discounts and commissions. On October 22, 2024, the Company completed the sale of 138,272 Option Shares in connection with the partial exercise by the underwriter of the Over-allotment Option at the public offering price of $43.00 per share. The Company received net proceeds from the sale of the Option Shares of approximately $5.6 million after deducting the underwriting discount, commissions and offering costs, resulting in aggregate net proceeds to the Company from the offering of approximately $73.8 million, after deducting the underwriting discount, commissions and offering costs.
As of October 31, 2025, the Company has a total of 8,294,520 shares of its common stock outstanding, compared to 8,263,280 outstanding as of April 30, 2025.

I – Weighted Average Shares Outstanding
Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

Weighted average shares outstanding-basic	8,283,116	8,147,971	8,278,585	7,272,364
Dilutive options and restricted stock	-	144,488	-	151,572

Weighted average shares outstanding-diluted	8,283,116	8,292,459	8,278,585	7,423,936

Antidilutive securities not included:
Options	733,757	662,667	733,757	598,717
Warrants	937,487	-	937,487	-
Restricted stock	248,389	28,395	248,389	21,286
Diluted net income (loss) per share is presented for all periods in which the Company reported net income. For the three and six months ended October 31, 2025, 141,053 and 143,402 in potentially dilutive securities, respectively, were excluded from diluted EPS because their effect would have been anti-dilutive due to the net loss in those periods. For the three and six months ended October 31, 2024, 144,488 and 151,572 in potentially dilutive securities, respectively, were included in the diluted EPS calculation because the Company reported net income for those periods.
J – Stock-Based Compensation
The Company has stock-based compensation plans under which awards of non-qualified stock options, incentive stock options and restricted stock have been or may be granted to employees, directors and certain advisors of the Company. The stock-based compensation plan being utilized at October 31, 2025 is the 2024 Equity Incentive Plan. The 2024 Equity Incentive Plan was approved by the Company’s shareholders and became effective on August 27, 2024. This plan governs all new equity-based awards granted on or after its effective date. The 2024 Equity Incentive Plan includes a reserve of 500,000 shares authorized for issuance of awards under the plan. At October 31, 2025, a total of 316,519 shares remained available for future awards under the 2024 Equity Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $2.4 million ($1.9 million after tax effects) and $2.7 million ($1.9 million after tax effects) for the six months ended October 31, 2025 and 2024, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.
Stock Option Awards
The Company has options outstanding under the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Stock Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. On August 29, 2018, August 26, 2020, and August 30, 2022, the shareholders of the Company approved amendments to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000, 200,000 and 185,000 shares, respectively. At October 31, 2025, a total of 442,448 shares of common stock are reserved for issuance of outstanding stock options under the Restated Option Plan. Options outstanding under the Restated Option Plan expire in the calendar years 2026 through 2034. As of October 31, 2025, there were 215,486 unvested options under the Restated Option Plan. No further awards may be granted under the Restated Option Plan.

The 2024 Equity Incentive Plan, which replaced the Restated Option Plan, provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed 10 years. As of October 31, 2025, there were 75,823 unvested options under the 2024 Equity Incentive Plan.

	Restated Option Plan	2024 Equity Incentive Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	May 9, 2034	September 18, 2035
Shares available for grant at October 31, 2025	-	316,519
The aggregate intrinsic value of outstanding options at October 31, 2025 and 2024 was zero and $270,000, respectively.
The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Six Months Ended October 31,
	2025	2024
Expected terms (years)	2.4	4.9
Risk-free interest rate	3.87%	5.13%
Volatility	54%	60%
Dividend yield	-	-
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
There were 73,323 options granted during the six months ended October 31, 2025 under the 2024 Equity Incentive Plan. There were 22,281 options granted during six months ended October 31, 2024 under the Restated Option Plan. The grant-date fair value of options granted during the six months ended October 31, 2025 and 2024 was $1.1 million and $350,000, respectively. The options were granted at fair market value on the date of grant. Generally, options vest after three to five years.
Stock option compensation expense was $615,000 ($497,000 after tax effects) and $558,000 ($389,000 after tax effects) for the six months ended October 31, 2025 and 2024, respectively. As of October 31, 2025, the Company had approximately $1.4 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 1.2 years.
The Company had no options exercised for the six months ended October 31, 2025 and 2024.
As of October 31, 2025, there were 442,448 vested and exercisable stock options outstanding with an aggregate intrinsic value of zero, a weighted average remaining contractual life of 4.5 years, and a weighted average exercise price of $80.54.
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
There were 38,075 restricted shares granted during the six months ended October 31, 2025 and 67,279 restricted shares granted during the six months ended October 31, 2024. There were 248,389 unvested restricted shares outstanding as of October 31, 2025 with a weighted average grant date fair value of $56.76.
The Company recorded compensation cost of approximately $1.7 million ($1.4 million after tax effects) and $2.2 million ($1.5 million after tax effects) related to the Restated Incentive Plan and 2024 Equity Incentive Plan during the six months ended October 31, 2025 and 2024, respectively. As of October 31, 2025, the Company had approximately $4.2 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan and 2024 Equity Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 1.8 years.
There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2025 or during the first six months of fiscal 2026.
K – Commitments and Contingencies
Letter of Credit
The Company has standby letters of credit relating to insurance policies totaling $4.6 million and $3.9 million at October 31, 2025 and 2024, respectively.
Facility Leases
The Company leases certain dealership and office facilities under various non-cancelable operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of October 31, 2025, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Maturity of lease liabilities
2026 (remaining)	$5,101
2027	9,782
2028	9,269
2029	8,603
2030	7,280
Thereafter	$42,348
Total undiscounted operating lease payments	82,383
Less: imputed interest	16,563
Present value of operating lease liabilities	$65,820
The $82.4 million of operating lease commitments includes $53.8 million of non-cancelable lease commitments under the lease terms and $28.6 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. For the years ended October 31, 2025 and 2024, rent expense for all operating leases amounted to approximately $5.4 million and $5.2 million, respectively.
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
L - Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Six Months Ended October 31,
(In thousands)	2025	2024
Supplemental disclosures:
Interest paid	$35,261	$35,851
Income taxes paid, net	1,862	(2,765)

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	60,225	57,071
Issuance of warrants	11,642	-
Right-of-use assets obtained in exchange for operating lease liabilities	-	384
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	-	-

N – Segment Reporting

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

Segment reporting for the three and six months ended October 31, 2025 and 2024, respectively as follows:

	Three Months Ended October 31,			Six Months Ended October 31,
(In thousands)	2025	Change	2024	2025	Change	2024

Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$32,543	14.2%	$28,500	$64,574	14.5%	$56,419
Share-based compensation expense	1,189	(9.3)	1,311	2,346	(14.0)	2,729
Total compensation and benefits	$33,732	13.2	$29,811	$66,920	13.1	$59,148
Store occupancy costs	5,714	17.8	4,850	11,209	6.6	10,512
Advertising costs	1,422	41.1	1,008	2,766	8.8	2,543
Other overhead costs	16,354	39.3	11,738	27,514	25.5	21,915
Total selling, general and administrative expenses	$57,222	20.7	$47,407	$108,409	15.2	$94,118

O – Subsequent Events
In November 2025, the Company closed five retail locations as part of its ongoing operating footprint optimization initiatives. The Company had concluded prior to October 31, 2025 that these locations required impairment, and the resulting charges have been recorded in the accompanying consolidated financial statements.

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
•future revenue growth;
•the benefits of recent changes to the Company's capital structure;
•receivables growth as related to revenue growth;
•the closing of existing dealerships and new dealership openings;
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
•future shutdowns of the federal government or changes to federal or state government assistance programs impacting the Company's customers;
•the ability to keep pace with technological advances and changes in consumer behavior affecting our business;

•security breaches, cyber-attacks, or fraudulent activity;
•the ability to identify and obtain favorable locations for new or relocated dealerships at reasonable cost;
•the ability to successfully transition customers and inventory from underperforming dealerships to nearby more productive dealerships;
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
Overview
America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of October 31, 2025, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States. Subsequent to the quarter end, the Company closed five dealership locations as part of its ongoing footprint optimization initiatives.
Over the past ten fiscal years, the Company’s revenue has grown at an average annual rate of 10.6%. For the first six months of fiscal 2026, sales decreased by 1.8% compared to the prior-year period, driven primarily by a 3.4% decline in retail units sold, partially offset by a 0.9% increase in the average retail sales price. Interest income also rose by 5.5%.
The Company has been focused on improving vehicle quality by procuring lower-mileage vehicles, while balancing affordability for customers. The Company believes this will aid in driving down our customers’ vehicle repair costs, reduce our service contract repair expenses, and lead to better recovery values in the event of repossession. When combined with inventory procurement efficiencies, these changes are expected to drive improved customer experience and contribute to better gross margins. The six months ended October 31, 2025 have begun to reflect those improvements in repair expenses and wholesale retention, reflected in the gross margin improvements.
Over the last five fiscal years, the Company’s provision for credit losses as a percentage of sales averaged 30.2%. During fiscal 2025, credit losses well exceeded the pre-pandemic rate of 23.71% in fiscal 2019, partially due to the inflationary pressure on customers and increasing interest rates from federal monetary policy. For the first six months of fiscal 2026, the provision for credit losses as a percentage of sales increased to 39.50%, compared to 34.00% for the same period of fiscal 2025, resulting from an increase in frequency of losses coupled with the effect of lower sales revenues. Based on the Company’s current analysis of credit losses, the allowance for credit losses at October 31, 2025 was 24.19% of finance receivables, net of deferred revenue and pending accident protection plan (“APP”) claims, an improvement from 24.72% at October 31, 2024 and an increase from 23.3% at July 31, 2025, resulting in a $11.8 million increase to the provision for credit losses in the second quarter of fiscal 2026.
The Company’s credit losses and charge-offs are impacted by market and economic factors, including macro-economic conditions such as inflation in the cost of vehicle insurance, rent, groceries, the price of gasoline, childcare, and other staple items, and overall unemployment levels, as well as the personal income levels of the Company’s customers.
However, the Company continues to believe that the proper execution of its business practices is the single most important determinant of its long-term credit loss experience. The Company continuously looks for ways to operate more efficiently, improve its business practices and adjust underwriting and collection procedures. During the first quarter of fiscal 2026, the Company advanced its credit and collections infrastructure through upgrades to its loan origination system (“LOS”), which incorporate a new scorecard and embedded risk-based pricing. These enhancements are more closely aligning expected returns with customer risk profiles, with early results showing a shift in originations toward higher-ranked customers and away from lower-tier applicants, consistent with the system’s design. Additionally, the Company implemented updates to its payments platform, which are facilitating a shift from in-store to online payments and supporting more consistent customer payment behavior. Together, these initiatives are expected to further strengthen the Company’s underwriting discipline and enhance the effectiveness of its collection efforts, providing a more scalable framework to support long-term growth.
The Company’s gross profit margin as a percentage of sales for the first six months of fiscal 2026 marginally decreased to 37.1% of sales from 37.2% in the prior year period. The prior year period included a 150 basis points benefit from the impact of the service contract accounting change in estimate for revenue recognition. The gross margin improvement in the current year, after excluding the benefit in the prior year results from an increase in the aggregate cost of the vehicles sold during the respective periods related to the Company’s initiatives around pricing discipline, lower frequency and severity of vehicle repair costs, and improved retention of wholesale buyers for vehicles repossessed by the Company. The Company’s gross margin is based upon the cost of the vehicle purchased, with higher-priced vehicles typically having higher gross margin dollars but lower gross margin percentages. Gross margin is also affected by the percentage of wholesale sales to retail sales, which relates, for the most part, to repossessed vehicles sold at or near cost. The Company plans to continue to focus on managing gross margin dollars in the near term, as well as continuing to focus on improving wholesale results, cost controls, and operational improvement around the acquisition and disposal of vehicles.
The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement and oversight from the corporate office. Total collections of principal, interest, and late fees for the first six months of fiscal 2026 increased by $18.6 million, or 5.4%, over the prior year period. Principal collections, as a percentage of average finance receivables, increased to 13.6%, compared to 13.0% for the same period in prior year. These results underscore the positive impact of our enhanced payments platform, which has streamlined processes and improved overall collection efficiency.
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
The Company continues to prioritize investments to improve its products and services and operate more efficiently over time. One of the Company’s largest recent investments has been improving its processes and technology for credit applications and decision-making through its new LOS. This online loan application system allows the consumer to apply for credit faster in anticipation of their vehicle purchase, authorize a soft credit pull during the application process, and receive a response via text message on the status of their application, as well as have access to centralized appointment setting. At the end of the second quarter, the Company had implemented the LOS in 145 of its 154 dealerships (five of which dealerships were closed subsequent to quarter-end), with centralized decision-making on approvals of applications submitted via the online platform. The remaining nine dealerships, which were acquired, are still in their earn-out period or have yet to be integrated. Through the LOS, the Company has tightened its credit approval standards, primarily by requiring a higher down payment and shorter terms from certain customers.

Three Months Ended October 31, 2025 vs. Three Months Ended October 31, 2024
Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended October 31,		2025 vs. 2024	Three Months Ended October 31,
	2025	2024		2025	2024
Revenues:
Sales	$286,313	$285,774	0.2%	100.0%	100.0%
Interest income	63,879	61,495	3.9	22.3%	21.5%
Total	350,192	347,269	0.8	122.3%	121.5%

Costs and expenses:
Cost of sales, excluding depreciation shown below	179,016	173,215	3.3	62.5%	60.6%
Selling, general and administrative	57,222	47,407	20.7	20.0%	16.6%
Provision for credit losses	119,074	99,522	19.6	41.6%	34.8%
Interest expense	15,685	18,042	(13.1)	5.5%	6.3%
Depreciation and amortization	2,102	1,926	9.1	0.7%	0.7%
Loss on extinguishment of debt	4,476	-	-	1.6%	-%
Loss on disposal of property and equipment	100	41	143.9	-%	-%
Total	377,675	340,153	11.0%	131.9	119.0

Pretax (loss) income	$(27,483)	$7,116		(9.6)%	2.5%

Operating Data:
Retail units sold	13,637	13,784
Average dealerships in operation	154	154
Average units sold per dealership per month	29.5	29.8
Average retail sales price	20,075	20,031
Gross profit per retail unit sold	$7,868	$8,166
Same store revenue growth	(0.2)%	(8.4)%

Period End Data:
Dealerships open	154(1)	154
Accounts over 30 days past due	3.3%	3.5%
(1)Store count was 154 at October 31, 2025; five stores closed subsequent to quarter-end.
Total revenues increased $2.9 million, or 0.8%, for the three months ended October 31, 2025 compared to the same period in the prior year. The modest increase reflects a shift in the mix of revenue drivers during the quarter. Sales revenue increased $0.5 million, or 0.2%, as a 1.1% decrease in retail units sold (13,637 units versus 13,784 units in the prior year quarter) was more than offset by a slightly higher average retail sales price of $20,075, compared to $20,031 in the prior year period. The decrease in unit volume was driven by the impacts of the macroeconomic environment, including elevated vehicle prices, as well as lower than normal inventory levels. In addition, management remains focused on balancing consumer affordability to support unit sales as these conditions persist. Higher vehicle acquisition costs also reduced available borrowing capacity during the quarter, resulting in lower inventory levels and modest pressure on sales volumes. Interest income increased $2.4 million, or 3.9%, driven by the growth in average finance receivables and an increase in the weighted average interest rate on outstanding finance receivable to 17.6% up from 17.4% during the same prior year period. This growth in interest income partially offset the impact of lower unit volumes.
The cost of sales as a percentage of sales increased to 62.5% for the three months ended October 31, 2025 compared to 60.6% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 37.5% for the current year period compared to 39.4% for the prior year period. The prior year period included a 290 basis points benefit from the impact of a service contract accounting change in estimate for revenue recognition. Sequentially, gross profit margin as a percentage of sales improved by 90 basis points on similar sales volume. The sequential and year-over-year improvement in gross margin percentage, absent the one-time benefit in the prior year quarter, resulted from stronger wholesale retention, and a reduction in both frequency and severity of repair costs.
Gross margin as a percentage of sales is significantly influenced by the average retail sales price of the vehicles the Company sells, which is largely driven by purchase costs and includes the price of ancillary products such as the accident protection plan (“APP”) and vehicle service contract. As purchase costs increase, the margin between the purchase cost and the retail sales price generally narrows because the Company must continue to offer affordable pricing to its customers. For the second quarter of fiscal 2026, the average retail sales price, inclusive of ancillary products, was $20,075, an increase of $44.0 compared to the prior-year quarter.
Selling, general and administrative (SG&A) expenses as a percentage of sales increased to 20.0% for the three months ended October 31, 2025 compared to 16.6% the same period in the prior fiscal year. In absolute terms, SG&A expenses increased by $9.8 million from the same period in the prior fiscal year. The increase is primarily related to additions in technology and increases in compensation and benefit expense, related to additions to the leadership team in areas such as finance and accounting. Additionally, SG&A for the quarter also includes $3.5 million in one-time expenses primarily related to impairment charges associated with management's decision to close five dealership locations during the current quarter.
Provision for credit losses as a percentage of sales was 41.6% for the three months ended October 31, 2025 compared to 34.8% for the same period in the prior fiscal year. In overall dollars, the provision for credit losses increased $19.6 million in the second quarter of fiscal 2026 compared to the same period of the prior fiscal year. The provision for credit loss was $119.1 million compared to $99.5 million in the prior year quarter. The $19.6 million year-over-year increase was primarily driven by the 40-basis point increase in net charge-offs, reserve adjustments reflecting continued maturation of customer receivables originated from acquired dealerships as those receivables build loss history, macroeconomic factors including persistent inflation and uncertainty surrounding the recent government shutdown and potential impacts to government assistance programs in calendar year 2026.
Interest expense for three months ended October 31, 2025 as a percentage of sales decreased to 5.5%, from 6.3% for the prior year period. In dollar terms, interest expense decreased $2.4 million, reflecting improvements in our securitization platform and a more favorable interest rate environment.

Six Months Ended October 31, 2025 vs. Six Months Ended October 31, 2024
Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Six Months Ended October 31,		2025 vs. 2024	Six Months Ended October 31,
	2025	2024		2025	2024
Revenues:
Sales	$562,553	$573,022	(1.8)%	100.0%	100.0%
Interest income	128,729	122,010	5.5	22.9%	21.3%
Total	691,282	695,032	(0.5)	122.9%	121.3%

Costs and expenses:
Cost of sales, excluding depreciation shown below	354,096	359,785	(1.6)	62.9%	62.8%
Selling, general and administrative	108,409	94,118	15.2	19.3%	16.4%
Provision for credit losses	222,109	194,945	13.9	39.5%	34.0%
Interest expense	32,727	36,354	(10.0)	5.8%	6.3%
Depreciation and amortization	4,241	3,810	11.3	0.8%	0.7%
Loss on extinguishment of debt	4,476	-	-	0.8%	-%
Loss on disposal of property and equipment	109	87	25.3	-%	-%
Total	726,167	689,099	5.4%	129.1	120.2

Pretax (loss) income	$(34,885)	$5,933		(6.2%)	1.1%

Operating Data:
Retail units sold	27,205	28,175
Average dealerships in operation	154	155
Average units sold per dealership per month	29.4	30.3
Average retail sales price	$19,820	$19,650
Gross profit per retail unit sold	$7,662	$7,568
Same store revenue growth	(2.2)%	(8.2)%

Period End Data:
Dealerships open	154(1)	154
Accounts over 30 days past due	3.3%	3.5%
(1)Store count was 154 at October 31, 2025; five stores closed subsequent to quarter-end.

Total revenues decreased $3.8 million or 0.5%, for the six months ended October 31, 2025 compared to the same period in the prior fiscal year. Sales revenue declined $10.5 million or 1.8% driven primarily by a 3.4% decrease in units sold (27,205 units versus 28,175 units in the prior-year period), largely resulting from balancing affordability for the consumer, profit margins and portfolio quality. In addition, the purchase cost of vehicles rose during the quarter, consuming more of our borrowing capacity, which limited the amount of inventory we carried and had an impact on the sales volumes. The decline in sales revenue was partially offset by $6.7 million or 5.5% increase in interest income. The increase in interest income was driven by growth in average finance receivables and an increase in the weighted average interest rate on outstanding finance receivables to 17.6% up from 17.3% during the same prior year period.
The cost of sales as a percentage of sales increased slightly to 62.9% for the six months ended October 31, 2025 compared to 62.8% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 37.1% for the current year period compared to 37.2% for the prior year period. The prior year period included a 150 basis points benefit from the impact of the service contract accounting change in estimate for revenue recognition. The improvement in gross margin as a percentage of sales, excluding the benefit in the prior year, resulted from the Company’s initiatives around pricing discipline, lower frequency and severity of vehicle repair costs, and improved retention of wholesale buyers for vehicles repossessed by the Company.
Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost and includes the price of ancillary products sold with the vehicle, such as the accident protection plan (“APP”) and the vehicle service contract. As purchase costs increase, the margin between the purchase cost and the retail sales price generally narrows because the Company must continue to offer affordable prices to its customers. For the six months ended October 31, 2025, the average retail sales price, including ancillary products, was $19,820, an increase of $170 compared to the prior-year period.
Selling, general and administrative (SG&A) expenses as a percentage of sales increased to 19.3% for the six months ended October 31, 2025 compared to 16.4% the same period in the prior fiscal year. In absolute terms, SG&A expenses rose by $14.3 million from the same period in the prior fiscal year. The increase is primarily related to additions in technology and increases in compensation and benefit expense, related to additions to the leadership team in areas such as finance and accounting. Additionally, SG&A for the six months of fiscal 2026 includes $3.5 million in one-time expenses primarily related to impairment charges associated with management's decision to close five dealership locations.
Provision for credit losses as a percentage of sales was 39.5% for the six months ended October 31, 2025, compared to 34.0% for the same period in the prior fiscal year. In absolute terms, the provision for credit losses increased $27.2 million compared to the prior-year period. The $27.2 million increase is primarily due to continued maturation of customer receivables originated from acquired dealerships as those receivables build loss history, as well as macroeconomic factors including persistent inflation and uncertainty surrounding the recent government shutdown and potential impacts to government assistance programs in calendar year 2026.
Interest expense for six months ended October 31, 2025 as a percentage of sales decreased to 5.8% from 6.3% for the prior year period. In dollar terms, interest expense decreased $0.4 million, reflecting improvements in our securitization platform and a more favorable interest rate environment.

Financial Condition
The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	October 31, 2025	April 30, 2025
Assets:
Finance receivables, net	$1,172,025	$1,180,673
Inventory	104,751	112,229
Income tax receivable, net	7,704	-
Property and equipment, net	52,528	56,894

Liabilities:
Accounts payable and accrued liabilities	82,299	70,929
Deferred revenue	109,575	113,245
Income tax payable, net	-	1,451
Deferred tax liabilities, net	7,754	7,146
Non-recourse notes payable, net	635,034	572,010
Senior secured note payable, net	261,912	-
Revolving line of credit, net	-	204,769

Finance receivables, net have decreased by 0.7% compared to April 30, 2025. The modest decline reflects the interaction of lower originations and normal portfolio amortization as well as a higher allowance resulting from the increase in the provision amount. Retail unit sales for six month period decreased 3.4% which reduced new loan originations and resulted in a smaller volume of receivables added to the portfolio. The effects of the lower originations were partially offset by overall term length of loans increases in our installment sale contracts, and improvements made to the underwriting and collections procedures in an effort to improve the quality of the portfolio.

During the first six months of fiscal 2026, inventory decreased by $7.5 million, or 6.7%, compared to April 30, 2025. Annualized inventory turns increased for the current year quarter at 6.5 versus the prior year second quarter at 6.0. The level of inventory was impacted by capital constraints.
Property and equipment, net, decreased by $4.4 million at October 31, 2025 as compared to April 30, 2025. The Company incurred $1.2 million in expenditures during the six months ended October 31, 2025 primarily related to remodeling existing locations. These expenditures were offset by $4.2 million in depreciation expense during the first six months ended October 31, 2025.

Accounts payable and accrued liabilities increased by $11.4 million at October 31, 2025 as compared to April 30, 2025, related primarily to timing of payments and check clearings.
Deferred revenue decreased $3.7 million at October 31, 2025 as compared to April 30, 2025, primarily resulting from the decrease in units sold.

Deferred income tax liabilities, net, increased approximately $0.6 million at October 31, 2025 as compared to April 30, 2025, primarily because of re-measurement of previously recorded temporary differences.

The Company has non-recourse notes payables (net) in the amount of $635 million and $572 million, for October 31, 2025 and April 30, 2025, respectively for non-recourse notes. The Company borrowed $262 million, net, under a new term loan facility on October 30, 2025. The proceeds from the senior secured term loan were utilized to payoff the outstanding balance of the Company's revolving credit facility, with the remainder of the funds utilized for corporate expenditures. The Company also completed the issuance of asset-backed term funding, on August 28, 2025 for $172 million. See Note F to the Consolidated Financial Statements for further details on the debt facilities.

Liquidity and Capital Resources
The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended October 31,
	2025	2024
Operating Activities:
Net (loss) income	$(28,208)	$4,135
Provision for credit losses	222,109	194,945
Losses on claims for accident protection plan	18,466	16,797
Depreciation and amortization	4,241	3,810
Amortization of debt issuance costs	3,199	2,657
Loss on extinguishment of debt	2,726	-
Stock based compensation	2,346	5,243
Finance receivable originations	(528,728)	(527,487)
Finance receivable collections	236,576	224,640
Accrued interest on finance receivables	(90)	(666)
Inventory	68,537	48,141
Accounts payable and accrued liabilities	12,748	10,047
Deferred accident protection plan revenue	(1,139)	(880)
Deferred service contract revenue	(2,532)	(13,300)
Income taxes, net	(9,155)	4,521
Deferred income taxes	608	(5,495)
Other	1,437	(4,314)
Total	3,141	(37,206)

Investing activities:
Acquisition	-	(7,527)
Purchases of property and equipment	(1,243)	(2,338)
Proceeds from sale of property and equipment	117	24
Total	(1,126)	(9,841)

Financing activities:
Issuance of common stock	120	73,969
Purchase of common stock	(276)	(412)
Dividend payments	(20)	(20)
Change in cash overdrafts	(1,289)	2,074
Debt issuance costs	(16,010)	(4,467)
Issuances of non-recourse notes payable	387,960	449,889
Payments on non-recourse notes payable	(325,219)	(345,622)
Proceeds on revolving line of credit	314,593	296,424
Principal payments to revolving credit facility	(521,690)	(389,551)
Loss on extinguishment of debt	(1,750)	-
Proceeds from senior secured note payable	288,000	-
Total	124,419	82,284

Increase in cash	$126,434	$35,237

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
Cash flows used in operating activities for the six months ended October 31, 2025 compared to the six months ended October 31, 2024 increased primarily as a result of funding the senior secured note payable.
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
Sustained macro-economic pressures affecting our customers have helped keep demand high in recent years for the types of vehicles we purchase. This strong demand for used vehicles, coupled with modest levels of new vehicle sales in recent years, has led to a generally ongoing tight supply of used vehicles available to the Company in both quality and quantity. Wholesale prices continued to soften in calendar year 2024 and into 2025 but began to increase late in fiscal year 2025. The Company expects that the tight supply of used vehicles, strong demand for the types of vehicles we purchase, and market reactions to ongoing tariff uncertainty will continue to keep purchase costs and resulting sales prices elevated in the short term. However, an increase in marketplace wages for our customers could enhance affordability.
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
The Company’s liquidity is also influenced by its credit losses. Macro-economic factors, such as unemployment rates and general inflation affecting both core and discretionary items, can significantly impact collection results and, consequently, credit losses. At present, as customers face rising costs for non-discretionary items like childcare, insurance, groceries, and gasoline, their ability to meet vehicle payment obligations may be strained. To mitigate these risks, the Company has implemented several process improvements, including the introduction of the LOS over the past two years, which strengthens controls and provides a more robust infrastructure to support collections. The Company also launched an upgraded payments platform, which has begun facilitating a shift from in-store to online payments and should support more consistent payment behavior. Management remains focused on enhancing execution at the dealership level, particularly in terms of individualized customer engagement related to collection matters.
The Company’s business model relies on leasing the majority of the properties where its dealerships are located. As of October 31, 2025, the Company leased approximately 87% of its dealership properties. The $82.4 million of operating lease commitments includes $53.8 million of non-cancelable lease commitments under the lease terms and $28.6 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. The Company expects to continue to lease the majority of the properties where its dealerships are located.
The Company’s principal sources of liquidity include income from operations, proceeds from non-recourse notes payable issued under asset-back securitization transactions, warehouse facilities, and other potential debt or equity financing sources. At October 31, 2025, the Company had approximately $122.4 million of cash on hand.

The Company had $635.0 million of asset-backed non-recourse notes as of October 31, 2025 with a weighted average fixed coupon rate of 7.86%. The notes payable have scheduled maturities through June 20, 2028, June 20, 2030, January 21, 2031, August 20, 2031, November 20, 2031 and February 20, 2032 and January 22, 2030 and July 20, 2032, but may be repaid earlier, depending upon collections from the underlying auto finance receivables.

In July 2024, the Company also entered into a $150.0 million amortizing warehouse agreement backed by a portion of its finance receivables, which was amended in September 2024 and subsequently repaid with proceeds from the Company’s October 2024 asset-backed securitization. The warehouse loan facility was terminated subsequent to this quarter-end.
The Company expects to use cash from operations and other financing sources to (i) grow its finance receivables portfolio, (ii) fund dealership acquisitions as opportunities arise on terms acceptable to the Company, and (iii) reduce the Company’s remaining debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future through expected financing sources such as additional securitized borrowings, warehouse loan facilities or other debt or equity financing arrangements.
Off-Balance Sheet Arrangements
The Company has three standby letters of credit relating to insurance policies totaling $4.6 million at October 31, 2025.
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
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of October 31, 2025.
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
The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At October 31, 2025, the weighted average contract term was 48.5 months with 35.8 months remaining. At October 31, 2024, the weighted average total contract term was 48.2 months with 35.9 months remaining. The allowance for credit losses at October 31, 2025, $338.8 million, was 24.19% of the principal balance in finance receivables of $1.5 billion, less unearned accident protection plan revenue of $50.3 million, unearned service contract revenue of $59.3 million, and pending APP claims of $5.3 million. The Company decreased the allowance for credit losses as a percentage of finance receivables from 27.42% at October 31, 2024 to 24.19% at October 31, 2025 and increased it from 23.25% at April 30, 2025.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard updates the capitalization criteria for internal-use software and requires related disclosures to be provided under ASC 360. The guidance is effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its financial statement disclosures.
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
Interest rate risk. The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its senior secured note, and the interest rates charged to the Company under its senior secured note fluctuate based on its primary lender’s base rate of interest. The Company had an outstanding balance on its secured note of $300 million at October 31, 2025. The impact of a 1% increase in interest rates would result in increased annual interest expense of approximately $3 million and a corresponding decrease in net income before income tax.
The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed annual interest rate based on the Company’s contract interest rate as of the origination date of the installment sale contract, while its senior secured note payable contain variable interest rates that fluctuate with market interest rates. The Company’s finance receivables carry annual interest rates ranging from 12.99% to 23.00%. The interest rate on the Company’s senior secured note payable is generally SOFR plus 7.5%.
Item 4. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2025. As previously disclosed in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025, management identified a material weakness in internal control over financial reporting related to the omission of required disclosures concerning loan modifications for borrowers experiencing financial difficulty under ASC 310-10-50-42 through 50-44.
Because of this material weakness, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2025. Notwithstanding the material weakness, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position, results of operations, and cash flows of the Company for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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
b)Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the ongoing remediation efforts described above.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company is authorized to repurchase shares of its common stock under its common stock repurchase program. On December 14, 2020, the Board of Directors authorized the repurchase of up to an additional one million shares along with the balance remaining under its previous authorization approved and announced on November 16, 2017. No shares were repurchased under the Company’s stock repurchase program during the second quarter of fiscal year 2026.
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
The Company is also currently limited in its ability to pay dividends or make other distributions to its shareholders, including repurchasing shares of its common stock, without the consent of its lender under the Company’s senior secured term loan facility. Please see Note B for the Consolidated Financial Statements in Item 1 for more information regarding this limitation.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
During the six months ended October 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

4.1
Indenture, dated August 28, 2025, by and between ACM Auto Trust 2025-3 and Deutsche Bank National Trust Company, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2025).

4.2	Form of Common Stock Purchase Warrant, dated October 30, 2025 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on November 5, 2025.

10.1
Purchase Agreement, dated August 28, 2025, by and between Colonial Auto Finance, Inc. and ACM Funding, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on , September 2, 2025).

10.2
Sale and Servicing Agreement, dated August 28, 2025, by and among ACM Auto Trust 2025-3, ACM Funding, LLC, America’s Car Mart, Inc., Deutsche National Trust Company, as Indenture Trustee, Calculation Agent and Paying Agent, and Systems & Services Technologies, Inc. as Backup Servicer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2025).

10.3
Credit and Guaranty Agreement, dated October 30, 2025, among Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; America’s Car-Mart, Inc., a Texas corporation, and certain subsidiaries of the Borrowers, as Guarantors; and certain financial institutions, as Lenders, with Silver Point Finance, LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 5, 2025)

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
Dated: December 9, 2025