Form 10-Q
period 2026-01-31
AMERICAS CARMART INC
filed 2026-03-12
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 9, 2026
Common Stock, par value $0.01 per share	8,302,450

AMERICA’S CAR-MART, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

January 31, 2026 and April 30, 2025

(Dollars in thousands except share and per share amounts)	January 31, 2026	April 30, 2025
Assets:	(Unaudited)
Cash and cash equivalents	$117,910	$9,808
Restricted cash	119,067	114,729
Accrued interest on finance receivables	7,477	7,432
Finance receivables, net of allowance for credit losses of $347,565 and $323,100	1,114,672	1,180,673
Inventory	101,178	112,229
Income tax receivable, net	4,179	-
Prepaid expenses and other assets	35,607	38,082
Right-of-use asset	54,780	63,825
Goodwill	22,774	22,802
Property and equipment, net	49,149	56,894
Total Assets	$1,626,793	$1,606,474

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$19,013	$34,980
Deferred accident protection plan revenue	47,140	51,458
Deferred service contract revenue	53,053	61,787
Accrued liabilities	38,563	35,949
Income tax payable, net	-	1,451
Deferred income tax liabilities, net	37,013	7,146
Lease liability	60,034	67,002
Non-recourse notes payable, net	628,324	572,010
Senior secured note payable, net	263,836	-
Revolving line of credit, net	-	204,769
Total liabilities	1,146,976	1,036,552

Commitments and contingencies (Note K)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 15,654,558 and 15,605,818 issued at January 31, 2026 and April 30, 2025, respectively, of which 8,302,450 and 8,263,280 were outstanding at January 31, 2026 and April 30, 2025, respectively	157	156
Additional paid-in capital	210,360	195,225
Retained earnings	567,320	672,261
Less: Treasury stock, at cost, 7,352,108 and 7,342,538 shares at January 31, 2026 and April 30, 2025, respectively	(298,520)	(298,220)
Total stockholders' equity	479,317	569,422
Non-controlling interest	100	100
Total equity	479,417	569,522

Total Liabilities, Mezzanine Equity and Equity	$1,626,793	$1,606,474
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)	America’s Car-Mart, Inc.

Three and Nine Months Ended January 31, 2026 and 2025

	Three Months Ended January 31,		Nine Months Ended January 31,
(Dollars in thousands except share and per share amounts)	2026	2025	2026	2025
Revenues:	(Unaudited)		(Unaudited)
Sales	$222,623	$263,484	$785,176	$836,506
Interest and other income	64,169	62,242	193,500	184,252

Total revenues	286,792	325,726	978,676	1,020,758

Costs and expenses:
Cost of sales	142,864	169,374	496,960	529,159
Selling, general and administrative	51,507	46,460	160,517	140,578
Provision for credit losses	105,207	86,652	327,317	281,597
Interest expense	21,775	16,923	54,502	53,277
Depreciation and amortization	2,040	1,890	6,281	5,700
Loss on extinguishment of debt	-	-	4,476	-
Loss on disposal of property and equipment	120	37	229	124
Total costs and expenses	323,513	321,336	1,050,282	1,010,435

(Loss) income before taxes	(36,721)	4,390	(71,606)	10,323

Provision for income taxes	39,982	1,228	33,305	3,026

Net (loss) income	$(76,703)	$3,162	$(104,911)	$7,297

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(30)	(30)

Net (loss) income attributable to common stockholders	$(76,713)	$3,152	$(104,941)	$7,267

(Loss) earnings per share:
Basic	$(9.25)	$0.38	$(12.67)	$0.96
Diluted	$(9.25)	$0.37	$(12.67)	$0.94

Weighted average number of shares used in calculation:
Basic	8,297,438	8,256,681	8,284,869	7,600,470
Diluted	8,297,438	8,413,088	8,284,869	7,753,654
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)	America’s Car-Mart, Inc.

Nine Months Ended January 31, 2026 and 2025

	Nine Months Ended January 31,
(In thousands)	2026	2025
	(Unaudited)
Operating activities:
Net (loss) income	(104,911)	7,297
Adjustments to reconcile net (loss) income to net cash used in operating activities:

Provision for credit losses	327,317	281,597
Losses on claims for accident protection plan	27,765	25,013
Depreciation and amortization	6,281	5,700
Amortization of debt issuance costs	6,273	4,070
Loss on disposal of property and equipment	-	4
Impairment of assets	4,634	-
Change in goodwill	28	120
Stock based compensation	3,315	3,785
Deferred income taxes	29,868	(8,346)
Loss on extinguishment of debt	2,726	-
Change in operating assets and liabilities:
Finance receivable originations	(730,861)	(779,013)
Loan origination costs	-	16
Finance receivable collections	351,754	338,736
Accrued interest on finance receivables	(46)	(149)
Inventory	101,797	53,330
Prepaid expenses and other assets	2,113	(6,411)
Accounts payable and accrued liabilities	(12,149)	16,065
Deferred accident protection plan revenue	(4,319)	(1,462)
Deferred service contract revenue	(8,734)	(11,818)
Income taxes, net	(5,629)	3,484
Net cash used in operating activities	(2,778)	(67,982)

Investing Activities:
Acquisition	-	(7,527)
Purchases of property and equipment	(1,521)	(3,089)
Proceeds from sale of property and equipment	154	24
Net cash used in investing activities	(1,367)	(10,592)

Financing Activities:
Issuance of common stock	178	74,041
Purchase of common stock	(299)	(432)
Dividend payments	(30)	(30)
Change in cash overdrafts	(1,289)	58
Debt issuance costs	(18,064)	(6,963)
Issuances of non-recourse notes payable	549,224	649,889
Payments on non-recourse notes payable	(492,287)	(479,326)
Proceeds from revolving line of credit	314,593	459,697
Principal payments to revolving credit facility	(521,691)	(586,449)
Loss on extinguishment of debt	(1,750)	-
Proceeds from senior secured note payable	288,000	-
Net cash provided by financing activities	116,585	110,485

Increase in cash, cash equivalents, and restricted cash	112,440	31,911
Cash, cash equivalents, and restricted cash beginning of period	124,537	94,447

Cash, cash equivalents, and restricted cash end of period	$236,977	$126,358
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.

Three and Nine Months Ended January 31, 2026

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at April 30, 2025	15,605,818	$156	$195,225	$672,261	$(298,220)	$100	$569,522

Issuance of common stock	15,638	-	69	-	-	-	69
Purchase of treasury shares	-	-	-	-	(71)	-	(71)
Stock based compensation	-	-	1,157	-	-	-	1,157
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net loss	-	-	-	(5,736)	-	-	(5,736)
Balance at July 31, 2025 (Unaudited)	15,621,456	$156	$196,451	$666,515	$(298,291)	$100	$564,931

Issuance of common stock	24,254	-	51	-	-	-	51
Purchase of treasury shares	-	-	-	-	(205)	-	(205)
Issuance of warrants	-	-	11,642	-	-	-	11,642
Stock based compensation	-	-	1,189	-	-	-	1,189
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net loss	-	-	-	(22,472)	-	-	(22,472)
Balance at October 31, 2025 (Unaudited)	15,645,710	$156	$209,333	$644,033	$(298,496)	$100	$555,126

Issuance of common stock	8,848	1	56	-	-	-	$57
Purchase of treasury shares	-	-	-	-	(24)	-	(24)
Stock based compensation	-	-	971	-	-	-	971
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net loss	-	-	-	(76,703)	-	-	(76,703)
Balance at January 31, 2026 (Unaudited)	15,654,558	$157	$210,360	$567,320	$(298,520)	$100	$479,417
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.

Three and Nine Months Ended January 31, 2025

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at April 30, 2024	13,727,013	$137	$113,930	$654,369	$(297,786)	$100	$470,750

Issuance of common stock	2,491	-	76	-	-	-	76
Purchase of treasury shares	-	-	-	-	(24)	-	(24)
Stock based compensation	-	-	1,325	-	-	-	1,325
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net loss	-	-	-	(964)	-	-	(964)
Balance at July 31, 2024 (Unaudited)	13,729,504	$137	$115,331	$653,395	$(297,810)	$100	$471,153

Issuance of common stock	1,865,769	19	73,874	-	-	-	$73,893
Purchase of treasury shares	-	-	-	-	(388)	-	(388)
Stock issued related to acquisitions	-	-	2,500	-	-	-	2,500
Stock based compensation	-	-	1,418	-	-	-	1,418
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	5,099	-	-	5,099
Balance at October 31, 2024 (Unaudited)	15,595,273	$156	$193,123	$658,484	$(298,198)	$100	$553,665

Issuance of common stock	4,030	-	72	-	-	-	72
Purchase of treasury shares	-	-	-	-	(20)	-	(20)
Stock based compensation	-	-	1,042	-	-	-	1,042
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net loss	-	-	-	3,162	-	-	3,162
Balance at January 31, 2025 (Unaudited)	15,599,303	$156	194,237	661,636	(298,218)	100	557,911
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.
A – Organization and Business
America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of January 31, 2026, the Company operated 136 dealerships located primarily in small cities throughout the South-Central United States. During the quarter, the Company closed eighteen dealership locations as part of its ongoing footprint optimization initiatives.
B – Summary of Significant Accounting Policies
General
The accompanying condensed consolidated balance sheet as of April 30, 2025, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of January 31, 2026 and 2025, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2026 are not necessarily indicative of the results that may be expected for the year ending April 30, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2025.
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
Concentration of Risk
The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 26% of revenues resulting from sales to Arkansas customers.

As of January 31, 2026, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by the amount it invests in one institution.
Restrictions on Distributions / Dividends
The Company's current lenders generally restrict the Company's ability to make distributions to its shareholders. On October 30, 2025, the Company entered into a new Credit and Guaranty Agreement that, among other things, limits the Company's ability to repurchase shares of its common stock or make other shareholder distributions. The agreement permits additional share repurchases or other shareholder distributions only under specified exceptions (such as limited tax distributions and certain employee-related repurchases) or if certain financial thresholds and conditions are satisfied. As of January 31, 2026, the Company did not meet those conditions and, accordingly, is not permitted to repurchase shares of its common stock, pay dividends, or make other distributions to its shareholders without the prior consent of the lenders. The Company was in compliance with all applicable covenants as of January 31, 2026.
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
Restricted cash consisted of the following at January 31, 2026 and April 30, 2025:

(In thousands)	January 31, 2026	April 30, 2025

Restricted cash from collections on auto finance receivables for non-recourse notes payable	$45,799	$48,571
Restricted cash on deposit in reserve accounts for non-recourse notes payable	64,482	66,158
Restricted cash for letters of credit	8,786	-
Restricted Cash	$119,067	$114,729
Financing, Securitization, and Warehouse Transactions
The Company uses term securitizations as a source long-term financing for a portion of its auto finance receivables. In these transactions, a pool of auto finance receivables is sold to a special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables.
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

The Company’s $150 million amortizing warehouse loan facility entered into in the first quarter of fiscal 2025 was fully repaid in October 2024 and was terminated.

See Note C for additional information the Company's auto finance receivables and Note F for additional information on the Company's non-recourse notes payable and warehouse loan facility.

The Company has entered into a senior secured term loan facility executed on October 30, 2025. Borrowings under this facility are secured by substantially all of the assets of the Company and its subsidiaries and are accounted for as long-term debt. The Company recognizes interest expense over the contractual term using the effective interest method and records unamortized discounts and issuance costs as a reduction of the carrying amount of the related debt. See Note F for additional information on this senior secured term loan facility.
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
Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses
The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry a weighted average interest rate of approximately 17.7% using the simple effective interest method including any deferred fees. The Company originates contracts at interest rates ranging from 12.00% up to 23.00% based on the credit score of the customer and applicable state usury limits. Contract origination costs are not significant. The installment sale contracts are structured to have variable payments whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges to be collected represent the balance of interest receivable to be earned over the remaining term of the related installment contract, and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. Total earned finance charges were $7.5 million and $7.4 million at January 31, 2026 and April 30, 2025, respectively, on the Consolidated Balance Sheets.
An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed through established collection practices and are typically resolved either by customers bringing their accounts current or through modifications to the original contractual terms when such restructuring is deemed appropriate; in other cases, the vehicle is repossessed or the account is written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday, with approximately 78% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the general decline in the value of collateral leads to prompt resolutions on problem accounts. On January 31, 2026, 4.4% of the Company’s finance receivable balances were 30 days or more past due, compared to 3.4% at April 30, 2025.
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

A limited subset of the Company’s installment sale contracts—representing approximately 1.3% and 1.1% of total finance receivables as of January 31, 2026 and April 30, 2025, respectively—require modification due to customers entering bankruptcy protection. These modifications typically include a combination of reductions in interest rates and extensions of contract terms as part of the bankruptcy plan. When a customer enters Chapter 13 bankruptcy proceedings and includes their vehicle in the bankruptcy plan, the Company transitions the account relationship from the customer to the bankruptcy trustee upon confirmation of the customer’s bankruptcy plan. Under these circumstances, the bankruptcy trustee assumes responsibility for distributing payments to creditors on behalf of the bankruptcy court, including the Company, as allocated under the court-approved bankruptcy plan. The Company suspends its standard collections practices following the customer's bankruptcy filing and treats these accounts as being administered by the bankruptcy trustee rather than the customer, conducting all account-related communications, payment processing, and modification activities with the trustee in accordance with the bankruptcy plan and applicable bankruptcy law. Payments received from the bankruptcy trustee are applied first to accrued interest charges and then to principal reduction if sufficient funds remain. The Company continues to identify the related receivable as current in the Company’s receivables aging records while the account is being paid through the bankruptcy court system and assesses the collectability of these accounts based on factors including the trustee's payment history, the customer’s compliance with the bankruptcy plan, and the specific terms and duration of the court-approved plan. If the customer’s bankruptcy proceeding is dismissed, the Company’s collection process reverts back to the existing terms of the installment sale contract.

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
The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. On average, accounts are approximately 73 days and 71 days past due at the time of charge-off at January 31, 2026 and April 30, 2025, respectively. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses. The amount of net repossession and charge-off loss is also reduced by any deferred service contract and accident protection plan revenue at the time of charge-off.
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
The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover net credit losses expected over the remaining life of the installment sales contracts in the portfolio at the measurement date. At January 31, 2026, the weighted average total contract term was 48.8 months, with 35.4 months remaining. The allowance for credit losses at January 31, 2026, $347.6 million, was 25.53% of the principal balance in finance receivables of $1.5 billion, less deferred accident protection plan revenue of $47.1 million and deferred service contract revenue of $53.1 million, less pending accident protection plan claims of $5.4 million. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.
In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer’s vehicle is totaled, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. At January 31, 2026, anticipated losses did not exceed deferred accident protection plan revenues.
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
The Company had $22.8 million of goodwill as of January 31, 2026 and April 30, 2025.
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
Long-Lived Assets
Long-lived assets, such as property and equipment, capitalized internal-use software and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, such assets are considered to be impaired, and the impairment is recognized to the extent that the carrying value exceeds its fair value. During the three months ended January 31, 2026, the Company recognized $2.7 million of impairment related to long-lived assets associated with thirteen store locations that were closed. The impairment charge consisted of approximately $1.6 million related to fixed assets and $1.1 million related to the right-of-use assets for the associated leased properties. During the three months ended October 31, 2025, the Company recognized $1.9 million of impairment related to long-lived assets associated with five dealership locations that were closed. The impairment charge in the prior quarter consisted of approximately $1.3 million related to fixed assets and $0.6 million related to the right-of-use assets for the associated leased properties. No other impairment charges were recognized in the periods presented.
Cloud Computing Implementation Costs
The Company enters into cloud computing service contracts to support its sales, inventory management, and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption on the Condensed Consolidated Statement of Operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $19.9 million as of each of January 31, 2026 and April 30, 2025. Amortization expense of capitalized implementation costs for these arrangements was $736,000 and $1.1 million for the three months ended January 31, 2026 and 2025, respectively.
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
Income Taxes
Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were (46.5)% and 29.3% for the nine months ended January 31, 2026 and 2025, respectively. The 2026 rate reflects a discrete income tax charge of $47.0 million recorded in the third quarter of fiscal 2026 related to the establishment of a full valuation allowance against the net deferred tax assets of Colonial. The establishment of the valuation allowance resulted in tax expense being recorded in a period of pre-tax loss, producing a negative effective tax rate for the period. Excluding this discrete item, the effective tax rate for the nine months ended January 31, 2026 would have been approximately 19.1%. The Company did not record a discrete income tax benefit for the nine months ended January 31, 2025.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2026 or April 30, 2025.
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

The Company accounts for deferred tax assets and liabilities based on differences between financial statement carrying amounts and their respective tax bases, as well as for net operating loss carryforwards, in accordance with Accounting Standards Classification ("ASC") 740, Income Taxes.

As of January 31, 2026, the Company had federal net operating loss ("NOL") carryforwards of approximately $189.2 million and state NOL carryforwards of approximately $129.0 million, each attributable to the Company's finance subsidiary, Colonial. The federal NOLs generated after December 31, 2017 carry forward indefinitely but are limited to offsetting 80% of taxable income in any given year. State NOL carryforwards expire at various dates through fiscal 2043.

In evaluating the realizability of its deferred tax assets, management considers all available positive and negative evidence, including recent operating results, projected future taxable income, the scheduled reversal of existing temporary differences, and tax planning strategies. A valuation allowance is established when, based on the weight of all available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

During the three months ended January 31, 2026, the Company determined that it is more likely than not that Colonial's net deferred tax assets will not be fully realized. This conclusion was based primarily on Colonial's cumulative pre-tax loss position over the trailing three fiscal years, which under ASC 740 represents significant objective negative evidence that is difficult to overcome with subjective projections of future taxable income. Accordingly, the Company recorded a non-cash charge of $47.0 million to establish a full valuation allowance against the net deferred tax assets attributable to Colonial's federal and state NOL carryforwards. This charge is reflected in the income tax provision for the three and nine months ended January 31, 2026.

The valuation allowance will be reassessed each reporting period. A reversal of all or a portion of the allowance could be recognized in a future period if sufficient positive evidence emerges, such as a sustained return to profitability at Colonial over multiple reporting periods, to support a conclusion that it is more likely than not that the deferred tax assets will be realized. The establishment of the valuation allowance is non-cash in nature and does not affect the Company's current cash tax obligations or its ability to utilize the NOL carryforwards should adequate future taxable income be generated.

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
Sales for the three and nine months ended January 31, 2026 and 2025 consisted of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
(In thousands)	2026	2025	2026	2025

Sales – used autos	$181,798	$228,461	$658,191	$717,552
Wholesales – third party	10,606	9,091	34,038	28,462
Service contract sales	21,731	17,276	67,116	63,896
Accident protection plan revenue	8,488	8,656	25,831	26,596

Total	$222,623	$263,484	$785,176	$836,506
At January 31, 2026 and 2025, finance receivables more than 90 days past due were approximately $7.9 million and $7.0 million, respectively. Late fee revenues totaled approximately $1.5 million and $4.4 million for the three and nine months ended January 31, 2026, respectively. Late fee revenue totaled approximately $1.4 million and $3.9 million for the three and nine months ended January 31, 2025, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the nine months ended January 31, 2026 that was included in the April 30, 2025 deferred service contract revenue was $29.1 million.
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

Stock-Based Compensation
The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note J. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company recorded a discrete income tax provision for the nine months ended January 31, 2026 of $213,000 related primarily to decreased tax benefits on share-based compensation, including discrete adjustments recognized in the current period. The Company did not record a discrete income tax benefit for the nine months ended January 31, 2025. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.
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
C – Finance Receivables, Net
The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which originate at interest rates ranging from 12.00% to 23.00% are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 months to 79 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. As of January 31, 2026, the Company maintains two distinct loan pools for the purpose of estimating expected credit losses under the CECL model in accordance with ASC 326. These pools are grouped based on origination method and are managed collectively under a unified credit risk management framework. Although not considered separate segments under applicable disclosure rules, each pool is evaluated separately for expected credit losses, and the allowance for credit losses is determined accordingly.
The components of finance receivables are as follows:

(In thousands)	January 31, 2026	April 30, 2025

Gross contract amount	$1,882,656	$1,946,042
Less: unearned finance charges	(415,737)	(436,887)
Principal balance	1,466,919	1,509,155
Less: estimated insurance receivables for accident protection plan claims	(2,510)	(2,910)
Less: allowance for accident protection plan claims	(2,777)	(3,135)
Less: allowance for credit losses	(347,565)	(323,100)
Finance receivables, net	1,114,067	1,180,010
Loan origination costs	605	663
Finance receivables, net, including loan origination costs	$1,114,672	$1,180,673

Changes in the finance receivables, net are as follows:

	Nine Months Ended January 31,
(In thousands)	2026	2025

Balance at beginning of period	$1,180,673	$1,097,931
Finance receivable originations	730,861	779,013
Finance receivable collections	(351,754)	(338,736)
Provision for credit losses	(327,317)	(281,597)
Losses on claims for accident protection plan	(27,765)	(25,013)
Inventory acquired in repossession and accident protection plan claims	(90,631)	(86,031)

Balance at end of period	$1,114,067	$1,145,567
Changes in the finance receivables allowance for credit losses are as follows:

	Nine Months Ended January 31,
(In thousands)	2026	2025

Balance at beginning of period	$323,100	$331,260
Provision for credit losses	327,317	281,597
Charge-offs	(393,598)	(367,554)
Recovered collateral	90,746	88,035

Balance at end of period	$347,565	$333,338
Amounts recovered from previously written-off accounts were approximately $3.2 million and $2.5 million for the nine months ended January 31, 2026 and 2025, respectively. These amounts are netted against recovered collateral in the table above.
The Company increased the allowance for credit loss in the third quarter of the current fiscal year to 25.53% at January 31, 2026, from 24.19% at October 31, 2025, resulting in an addition of $8.7 million to the calculated provision.
The following table presents the finance receivables that are current and past due as follows:

(Dollars in thousands)	January 31, 2026		April 30, 2025		January 31, 2025

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$1,182,760	80.63%	$1,208,330	80.06%	$1,241,566	83.55%
3 - 29 days past due	220,239	15.01%	249,263	16.52%	189,842	12.78%
30 - 60 days past due	44,435	3.03%	34,407	2.28%	36,159	2.43%
61 - 90 days past due	11,561	0.79%	11,461	0.76%	11,372	0.77%
> 90 days past due	7,924	0.54%	5,694	0.38%	7,042	0.47%
Total	$1,466,919	100.00%	$1,509,155	100.00%	$1,485,981	100.00%

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
At January 31, 2026, the Company's delinquency metrics were negatively impacted by a winter storm affecting the South-Central United States, which encompasses the Company's entire geographic footprint. Temporary dealership closures and disruptions to customer mobility resulted in delayed collections during the affected period. The Company has observed a normalization of these metrics subsequent to quarter end.
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

	Nine Months Ended January 31,
	2026	2025

Average total collected per active customer per month	$582	$563
Principal collected as a percent of average finance receivables	23.5%	23.1%
Average down-payment percentage	4.8%	5.2%
Average originating contract term (in months)	44.9	44.4

	As of
	January 31, 2026	January 31, 2025
Portfolio weighted average contract term, including modifications (in months)	48.8	48.3
Total dollars collected per active customer increased 3.3% year over year and principal collections as a percentage of average finance receivables increased slightly by 40 basis points compared to prior year. The portfolio weighted average contract term increased slightly from the prior year quarter and year-ended April 30, 2025. Average originating term has increased slightly from the prior year due to a couple of factors including: 1) the Company's focus on addressing affordability for the highest risk customers by slightly increasing the maximum terms over the last year and 2) the Company booking a higher percentage of better quality customers that qualify for longer terms.
When customers apply for financing, the Company’s proprietary scoring models rely on the customers’ credit histories and certain application information to evaluate and rank their risk. The Company obtains credit histories and other credit data that includes information such as number of different addresses, age of oldest record, high risk credit activity, job time, time at residence and other factors. The application information that is used includes income, collateral value and down payment. The scoring models yield credit grades that represent the relative likelihood of repayment. The Company has historically utilized a six-point scorecard for credit evaluation. In May 2025, a new seven-rank scorecard was fully implemented, offering greater granularity and improving the accuracy of loss ratio projections. Under this enhanced scoring model, customers with the highest probability of repayment are 7-rated customers. Customers assigned a lower grade are determined to have a lower probability of repayment. For loans that are approved, the credit grade influences the terms of the agreement, such as the maximum amount financed, interest rate, term length and minimum down payment. After origination, credit grades are generally not updated.

The following table presents a summary of finance receivables by credit quality indicator, as of January 31, 2026, segregated by customer score and year of origination.

	As of January 31, 2026

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2026	2025	2024	2023	2022	2022	Total	%
1-2	$64,003	$19,504	$5,063	$1,874	$217	$20	$90,681	6.2%
3-4	159,890	153,983	64,464	16,843	2,711	412	398,303	27.2%
5-7	387,683	340,757	165,705	66,241	15,893	1,656	977,935	66.7%
Total	$611,576	$514,244	$235,232	$84,958	$18,821	$2,088	$1,466,919	100.0%

Charge-offs	$62,019	$194,384	$93,448	$34,692	$8,123	$932	$393,598
The following table presents a summary of finance receivables by credit quality indicator, as of January 31, 2025, segregated by customer score.

	As of January 31, 2025

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2025	2024	2023	2022	2021	2021	Total	%
1-2	$42,886	$22,136	$6,330	$1,189	$69	$50	$72,660	4.9%
3-4	234,245	171,447	59,807	13,628	1,228	279	480,634	32.3%
5-6	373,199	322,146	172,832	56,862	6,915	733	932,687	62.8%
Total	$650,330	$515,729	$238,969	$71,679	$8,212	$1,062	$1,485,981	100.0%

Charge-offs	$62,044	$188,736	$89,615	$24,130	$2,562	$467	$367,554

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
The following tables present the aggregate outstanding principal balance of contracts that have been modified during the nine months ended January 31, 2026 and 2025, categorized by type of modification. These modifications represent management’s efforts to work with customers experiencing financial difficulty to help them maintain their vehicle ownership while preserving asset value for the Company. The percentages shown represent the portion of the total gross finance receivables portfolio as of January 31, 2026 and 2025 that has been modified at least once during the period.

The following table presents contract modifications by type of modification for the following:

(Dollars in thousands)	Contract Modifications by Type
	Three Months Ended January 31, 2026		Three Months Ended January 31, 2025 (Restated)
Type of Modification	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio

Term extension	$194,053	13.2%	$191,054	12.9%
Combination (1)	2,359	0.2%	2,954	0.1%
Total	$196,412	13.4%	$194,008	13.0%

(Dollars in thousands)	Contract Modifications by Type
	Nine Months Ended January 31, 2026		Nine Months Ended January 31, 2025 (Restated)
Type of Modification	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio

Term extension	$352,995	24.0%	$357,025	24.0%
Combination (1)	8,586	0.6%	8,669	0.6%
Total	$361,581	24.6%	$365,694	24.6%
(1)These modifications result from customer bankruptcy filings and have been made in accordance with bankruptcy court requirements. They generally consist of a reduction in the contractual interest rate and/or an extension of the contract term as part of the customer’s court-approved payment restructuring plan.

The following table describes the financial effect of the modifications for each period:

Type of Modification	Three Months Ended January 31, 2026	Three Months Ended January 31, 2025 (Restated)	Nine Months Ended January 31, 2026	Nine Months Ended January 31, 2025 (Restated)

Term extension	Added a weighted average of 1.37 months to the life of contracts, which reduced monthly payment amounts to borrowers.	Added a weighted average of 1.59 months to the life of contracts, which reduced monthly payment amounts to borrowers.	Added a weighted average of 1.75 months to the life of contracts, which reduced monthly payment amounts to borrowers.	Added a weighted average of 1.99 months to the life of contracts, which reduced monthly payment amounts to borrowers.
Combination	Added a weighted average of 20.43 months to the life of contracts, which reduced monthly payment amounts to borrowers and/or reduced interest rates to a weighted average of 9.28%.	Added a weighted average of 20.96 months to the life of contracts, which reduced monthly payment amounts to borrowers and/or reduced interest rates to a weighted average of 8.76%.	Added a weighted average of 20.91 months to the life of contracts, which reduced monthly payment amounts to borrowers and/or reduced interest rates to a weighted average of 9.02%	Added a weighted average of 21.26 months to the life of contracts, which reduced monthly payment amounts to borrowers and/or reduced interest rates to a weighted average of 8.43%.

The Company closely monitors the performance of the contracts that are modified to understand the effectiveness of its modification efforts. The following table depicts the status of contracts that have term modifications as follows:

	Payment Status (Principal Balance)
(In thousands)	Total	Current	3-29 Days Past Due	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due

For Three Months Ended January 31, 2026	$194,053	$147,604	$39,218	$6,553	$678	$-
For Three Months Ended January 31, 2025 (Restated)	191,054	150,835	34,321	5,385	513	-
For Nine Months Ended January 31, 2026	352,995	257,999	73,529	16,914	4,027	526
For Nine Months Ended January 31, 2025 (Restated)	357,025	264,933	71,318	14,557	4,235	1,981

The following table depicts the status of contracts that have term modifications due to the combination of modifications due to bankruptcies for the periods presented:

	Payment Status (Principal Balance)
(In thousands)	Total	Payment Received in Last 30 Days	Payment Received in Last 31-60 Days	Payment Received in Last 61-90 Days	Payment Received in Last 90+ Days

For Three Months Ended January 31, 2026	$2,359	$610	$637	$623	$489
For Three Months Ended January 31, 2025 (Restated)	2,954	850	703	795	606
For Nine Months Ended January 31, 2026	8,586	3,417	1,651	844	2,674
For Nine Months Ended January 31, 2025 (Restated)	8,669	3,454	1,698	1,073	2,444

For the three months ended January 31, 2026 and 2025, customer contracts with an aggregate principal balance of $4.1 million and $3.4 million, respectively, were charged off within the period following contract modifications. For the nine months ended January 31, 2026 and 2025, customer contracts with an aggregate principal balance of $76.4 million and $76.2 million, respectively, were charged off within the period following contract modifications.
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

D – Property and Equipment, Net
A summary of property and equipment is as follows:

(In thousands)	January 31, 2026	April 30, 2025
Land	$11,998	$11,998
Buildings and improvements	23,718	23,575
Furniture, fixtures and equipment	26,060	26,139
Leasehold improvements	50,260	51,466
Construction in progress	449	1,028
Less accumulated depreciation and amortization	(63,336)	(57,312)

Total	$49,149	$56,894
Fixed asset impairment charges for the 9 months ended January 31, 2026 were $2.9 million related to the closure of eighteen stores during the current quarter, of which $1.3 million was recorded during the prior period ended October 31, 2025, and $1.6 million was recorded in the current period ended January 31, 2026.
E – Accrued Liabilities
A summary of accrued liabilities is as follows:

(In thousands)	January 31, 2026	April 30, 2025
Cash overdraft	$-	$1,289
Employee compensation	10,922	7,983
Deferred sales tax (see Note B)	9,502	10,326
Fair value of contingent consideration	7,035	6,298
Accrued interest payable	1,198	2,155
Property taxes payable	1,316	1,452
Unearned Revenue	5,116	4,200
Other	3,474	2,246
Total	$38,563	$35,949

F – Debt Facilities
A summary of debt facilities is as follows:

(In thousands)	January 31, 2026	April 30, 2025
Senior secured note payable	$300,000	$-
Debt issuance costs	(13,704)	-
Original issue discount	(11,400)	-
Non-cash debt discount - warrants	(11,060)	-

Senior secured note payable, net	$263,836	$-

Revolving line of credit	$-	$208,322
Debt issuance costs	-	(3,553)

Revolving line of credit, net	$-	$204,769

Non-recourse notes payable - 2023-1 Issuance	$-	$46,289
Non-recourse notes payable - 2023-2 Issuance	42,088	92,949
Non-recourse notes payable - 2024-1 Issuance	-	73,158
Non-recourse notes payable - 2024-2 Issuance	91,817	194,139
Non-recourse notes payable - 2025-1 Issuance	92,619	168,318
Non-recourse notes payable - 2025-2 Issuance	135,962	-
Non-recourse notes payable - 2025-3 Issuance	116,787	-
Non-recourse notes payable - 2025-4 Issuance	152,516	-
Debt issuance costs - non-recourse notes payable	(3,465)	(2,843)

Non-recourse notes payable, net	$628,324	$572,010

Total debt	$892,160	$776,779
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

The senior secured term loan facility is collateralized primarily by finance receivables, inventory, and equity ownership interests of certain subsidiaries of the Company and contains a guarantee by each Credit Party. Interest under the Agreement is payable monthly or quarterly, depending on the interest period selected by the Borrowers. The applicable margin is (a) with respect to term benchmark loans, 7.50% per annum, and (b) with respect to base rate loans, 6.50% per annum. The facility does not require periodic principal amortization; instead, the full outstanding principal balance is payable in a single lump-sum payment at maturity.

The Credit Agreement contains various reporting and performance covenants including, but not limited to, (i) maintenance of certain financial ratios and metrics, (ii) limitations on certain amounts and types of borrowings from other sources, (iii) restrictions on certain operating activities and (iv) limitations on the payment of dividends or distributions.

Termination of Revolving Line of Credit

The Company repaid and terminated its $350.0 million asset-backed revolving line of credit on October 30, 2025. Accordingly, no amounts were outstanding under the facility as of January 31, 2026.

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

The warrants expire on October 30, 2031. The exercise price and the number of shares underlying the warrants are subject to adjustment in the event of specified events, including a subdivision or combination of the Company's common stock, a reclassification of the common stock, certain change of control transactions, certain rights offerings or specified dividend payments, subject to certain limitations as set forth in the executed agreement. Upon exercise, the aggregate exercise price may be paid, at the warrant holder's election, in cash or on a cashless net share settlement basis, based upon the fair market value of the Company's common stock at the time of exercise.

The Company agreed to provide certain customary registration rights with respect to the resale of shares of common stock underlying the warrants held by or issuable to the holder from time to time. Pursuant to these registration rights, the Company registered the shares underlying the warrants on a registration statement under the Securities Act of 1933, as amended, effective January 16, 2026. The warrant agreement also contains customary indemnity and contribution obligations in connection with such registration.

The warrants were valued at approximately $12.1 million using the Black-Scholes option pricing model as of the issuance date. The Company allocated the proceeds from the senior secured term loan between the warrants and the loan based on their relative fair values. The portion allocated to the warrants was recorded in additional paid-in capital. The portion allocated to the term loan resulted in a debt discount, which will be amortized over the life of the loan using the effective interest method.
The fair value of warrants issued is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Nine Months Ended January 31,
	2026	2025
Expected terms (years)	6	0
Risk-free interest rate	3.55%	-%
Volatility	57.73%	-%
Exercise stock price	22.63	-
Dividend yield	-%	-%
Non-Recourse Notes Payable
During the quarter, on December 17, 2025, the Company completed a securitization transaction, which involved the issuance and sale in a private offering of $128.2 million aggregate principal amount of 5.87% Class A Asset Backed Notes (the “Class A Notes”) and $33.1 million aggregate principal amount of 8.42% Class B Asset Backed Notes (the “Class B Notes”), with an overall weighted average coupon of 7.02%. The Notes were issued by ACM Auto Trust 2025-4, an indirect subsidiary of the Company. The notes are collateralized by $285.4 million of accounts receivable related to installment sale contracts originated by the Company’s operating subsidiaries, America’s Car Mart, Inc. and Texas Car-Mart, Inc. The Class A Notes mature on May 20, 2030, and the Class B Notes mature on August 20, 2032.
As of January 31, 2026, the Company has six outstanding series of asset-backed non-recourse notes (known as the “2023-2 Issuance”, “2024-2 Issuance”, “2025-1 Issuance”, “2025-2 Issuance”, "2025-3 Issuance", and "2025-4 Issuance"). The six issuances are collateralized by installment sale contracts directly originated by the Company. Credit enhancement for the non-recourse notes payable consists of overcollateralization, a reserve account funded with an initial amount of not less than 3.7% of the pool balance, excess interest on the auto finance receivables, and in some cases, the subordination of certain payments to noteholders of less senior classes of notes. The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto finance receivables. As of January 2026, the outstanding notes payable related to the term securitization transactions accrue interest predominately at fixed rates and have scheduled maturities of June 20, 2028, June 20, 2030, August 20, 2031, November 20, 2031 and February 20, 2032, January 20, 2030 and July 20, 2032, and May 20, 2030 and August 20, 2032, respectively, but may be repaid earlier, depending upon collections from the underlying auto finance receivables. The original principal balance and weighted average fixed coupon rate for the outstanding securitizations are as follows:

	Original Principal Balance (in thousands)	Weighted Average Fixed Coupon Rate

2023-2	$360,300	8.80%
2024-2	300,000	7.44%
2025-1	200,000	6.49%
2025-2	216,000	6.27%
2025-3	171,960	5.46%
2025-4	161,264	7.02%
On July 12, 2024, the Company’s principal operating subsidiary, America’s Car Mart, Inc., and a newly formed affiliate entered into a loan and security agreement under which the Company’s affiliate borrowed $150 million in funding through an amortizing warehouse loan facility collateralized by installment sale contracts directly originated by the Company’s operating subsidiaries. The Company used the funding from the warehouse loan facility to pay down outstanding amounts borrowed under the Company’s revolving line of credit to fund its finance receivables. The loan and security agreement provided for additional borrowing availability, subject to the terms and conditions of the agreement, and recourse against the Company with respect to up to 10% of the aggregate amount borrowed under the warehouse facility payable. Interest on any outstanding balances accrued at a rate of SOFR plus 350 basis points, with a scheduled maturity date of July 12, 2026. In October 2024, the Company used the proceeds from its 2024-2 Issuance to pay down the outstanding balance under the warehouse loan facility. The Company had no debt that was outstanding under the warehouse loan facility as of January 31, 2026.

G – Fair Value Measurements
ASC Topic 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.
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
Because no market exists for certain of the Company’s financial instruments, fair value estimates are based on judgments and estimates regarding yield expectations of investors, credit risk, and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
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

The estimated fair values, and related carrying amounts, of the financial instruments and other assets included in the Company’s financial statements at January 31, 2026 and April 30, 2025 are as follows:

	January 31, 2026		April 30, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$117,910	$117,910	$9,808	$9,808
Restricted cash	119,067	119,067	114,729	114,729
Inventory - Repossessions	20,513	20,513	18,845	18,845
Finance receivables, net	1,114,672	902,155	1,180,673	928,130
Accounts payable	19,013	19,013	34,980	34,980
Contingent consideration	7,035	7,035	6,298	6,298
Senior secured notes payable, net	263,836	263,836	-	-
Revolving line of credit, net	-	-	204,769	204,769
Non-recourse notes payable, net	628,324	629,591	572,010	581,029

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
On September 20, 2024, the Company completed an underwritten public offering of 1,700,000 shares of its common stock, par value $0.01 per share, at a public offering price of $43.00. Net proceeds from the offering were $68.2 million after deducting the underwriting discount, commissions and offering costs. Under the terms of the Underwriting Agreement entered into in connection with the offering, the Company granted the underwriter an option (the “Over-allotment Option”), exercisable for 30 days, to purchase up to 255,000 additional shares of common stock (the “Option Shares”) at the public offering price, less underwriting discounts and commissions. On October 22, 2024, the Company completed the sale of 138,272 Option Shares in connection with the partial exercise by the underwriter of the Over-allotment Option at the public offering price of $43.00 per share. The Company received net proceeds from the sale of the Option Shares of approximately $5.6 million after deducting the underwriting discount, commissions and offering costs, resulting in aggregate net proceeds to the Company from the offering of approximately $73.8 million, after deducting the underwriting discount, commissions and offering costs.
As of January 31, 2026, the Company has a total of 8,302,450 shares of its common stock outstanding, compared to 8,263,280 outstanding as of April 30, 2025.
I – Weighted Average Shares Outstanding
Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

Weighted average shares outstanding-basic	8,297,438	8,256,681	8,284,869	7,600,470
Dilutive options and restricted stock	-	156,407	-	153,184

Weighted average shares outstanding-diluted	8,297,438	8,413,088	8,284,869	7,753,654

Antidilutive securities not included:
Options	736,257	665,167	736,257	620,867
Warrants	937,487	-	937,487	-
Restricted stock	279,185	38,128	279,185	26,900
Diluted net income (loss) per share is presented for all periods in which the Company reported net income. For the three and nine months ended January 31, 2026, 180,845 and 166,673 in potentially dilutive securities, respectively, were excluded from diluted EPS because their effect would have been anti-dilutive due to the net loss in those periods. For the three and nine months ended January 31, 2025, 156,407 and 153,184 in potentially dilutive securities, respectively, were included in the diluted EPS calculation because the Company reported net income for those periods.
J – Stock-Based Compensation
The Company has stock-based compensation plans under which awards of non-qualified stock options, incentive stock options and restricted stock have been or may be granted to employees, directors, and certain advisors of the Company. The stock-based compensation plan being utilized at January 31, 2026 is the 2024 Equity Incentive Plan. The 2024 Equity Incentive Plan was approved by the Company’s shareholders and became effective on August 27, 2024. This plan governs all new equity-based awards granted on or after its effective date. The 2024 Equity Incentive Plan includes a reserve of 500,000 shares authorized for issuance of awards under the plan. At January 31, 2026, a total of 273,901 shares remained available for future awards under the 2024 Equity Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $3.3 million ($2.7 million after tax effects) and $3.8 million ($2.7 million after tax effects) for the nine months ended January 31, 2026 and 2025, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.
Stock Option Awards
The Company has options outstanding under the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Stock Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. On August 29, 2018, August 26, 2020, and August 30, 2022, the shareholders of the Company approved amendments to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000, 200,000 and 185,000 shares, respectively. At January 31, 2026, a total of 442,448 shares of common stock are reserved for issuance under outstanding stock options under the Restated Option Plan. Options outstanding under the Restated Option Plan expire in the calendar years 2026 through 2034. As of January 31, 2026, there were 215,486 unvested options under the Restated Option Plan. No further awards may be granted under the Restated Option Plan.
The 2024 Equity Incentive Plan, which replaced the Restated Option Plan, provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed 10 years. As of January 31, 2026, there were 77,823 unvested options under the 2024 Equity Incentive Plan. At January 31, 2026, a total of 500 shares of common stock are reserved for issuance of outstanding vested stock options under the 2024 Equity Incentive Plan with an aggregate intrinsic value of $15,950.

	Restated Option Plan	2024 Equity Incentive Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	May 9, 2034	November 11, 2035
Shares available for grant at January 31, 2026	-	273,901

The aggregate intrinsic value of outstanding options at January 31, 2026 and 2025 was zero and $603,000, respectively.
The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Nine Months Ended January 31,
	2026	2025
Expected terms (years)	2.5	4.9
Risk-free interest rate	3.87%	4.93%
Volatility	54%	61%
Dividend yield	-	-
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
There were 75,823 options granted during the nine months ended January 31, 2026 under the 2024 Equity Incentive Plan. There were 22,281 options granted during nine months ended January 31, 2025 under the Restated Option Plan. The grant-date fair value of options granted during the nine months ended January 31, 2026 and 2025 was $1.1 million and $542,000, respectively. The options were granted at fair market value on the date of grant. Generally, options vest after three to five years.
Stock option compensation expense was $922,000 ($746,000 after tax effects) and $863,000 ($610,000 after tax effects) for the nine months ended January 31, 2026 and 2025, respectively. As of January 31, 2026, the Company had approximately $1.2 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 1.0 year.
The Company had no options exercised for the nine months ended January 31, 2026 and 2025.
As of January 31, 2026, there were 442,948 vested and exercisable stock options outstanding with an aggregate intrinsic value of zero, a weighted average remaining contractual life of 4.2 years, and a weighted average exercise price of $80.50.
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
There were 79,975 restricted shares granted during the nine months ended January 31, 2026 and 89,733 restricted shares granted during the nine months ended January 31, 2025. There were 279,185 unvested restricted shares outstanding as of January 31, 2026 with a weighted average grant date fair value of $51.67.
The Company recorded compensation cost of approximately $2.4 million ($1.9 million after tax effects) and $2.9 million ($2.1 million after tax effects) related to the issuance of restricted stock awards during the nine months ended January 31, 2026 and 2025, respectively. As of January 31, 2026, the Company had approximately $4.4 million of total unrecognized compensation cost related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average remaining period of 1.9 years.
There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2025 or during the first nine months of fiscal 2026.
K – Commitments and Contingencies
Letter of Credit
The Company has standby letters of credit relating to insurance policies totaling $8.8 million and $4.4 million at January 31, 2026 and 2025, respectively.
Facility Leases
The Company leases certain dealership and office facilities under various non-cancelable operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of January 31, 2026, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Maturity of lease liabilities
2026 (remaining)	$2,546
2027	9,762
2028	9,154
2029	8,402
2030	7,053
Thereafter	38,179
Total undiscounted operating lease payments	$75,096
Less: imputed interest	(15,062)
Present value of operating lease liabilities	$60,034
The $75.1 million of operating lease commitments includes $49.7 million of non-cancelable lease commitments under the lease terms and $25.3 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. For the years ended January 31, 2026 and 2025, rent expense for all operating leases amounted to approximately $7.7 million and $7.8 million, respectively.
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
The total purchase price of the TAC acquisition was $13.5 million, which included $3.5 million of contingent consideration. The structure of the transaction is consistent with prior transactions whereby the Company did not acquire existing finance receivables, and the seller may receive a performance-based earn-out in the future ranging from zero to a maximum of $15 million based on cumulative pre-tax income.
The excess of the purchase price over the preliminary fair values of the net assets acquired was allocated to goodwill, all of which is deductible for tax purposes and represents the future economic benefits expected to arise from anticipated synergies and intangible assets that do not qualify for separate recognition. The Company recorded the final fair values of the assets acquired and liabilities assumed in the TAC acquisition, which resulted in the recognition of: (1) net working capital assumed of $100,000, (2) inventory of $5 million, (3) gross right use of asset and lease liability of $7.4 million and (4) goodwill of $8.5 million.
L - Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Nine Months Ended January 31,
(In thousands)	2026	2025
Supplemental disclosures:
Interest paid	$58,083	$53,795
Income taxes paid, net	9,059	7,853

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	90,027	86,031
Issuance of warrants	11,642	-
Reduction in net receivables for deferred ancillary product revenue at time of charge-off	25,497	24,445
Right-of-use assets obtained in exchange for operating lease liabilities	-	384
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	-	7,433
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

Segment reporting for the three and nine months ended January 31, 2026 and 2025, respectively as follows:

	Three Months Ended January 31,			Nine Months Ended January 31,
(In thousands)	2026	Change	2025	2026	Change	2025

Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$30,240	4.5%	$28,948	$94,815	11.1%	$85,363
Share-based compensation expense	971	(6.8)	1,042	3,318	(12.0)	3,772
Total compensation and benefits	$31,211	4.1	$29,990	$98,133	10.1	$89,135
Store occupancy costs	5,810	10.2	5,270	17,652	11.9	15,781
Advertising costs	845	(29.6)	1,200	3,611	(3.5)	3,743
Other overhead costs	13,641	36.4	10,000	41,121	28.8	31,917
Total selling, general and administrative expenses	$51,507	10.9	$46,460	$160,517	14.2	$140,576

-Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.
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
•gross profit margin percentages;
•gross profit per retail unit sold;
•technological investments and initiatives;
•future revenue growth;
•future credit losses;
•the Company's collection results;
•dealership optimization initiatives and the closing of existing dealerships;
•the availability of capital, including through income from operations, warehouse facilities, term securitization transactions, and other debt or equity financing;
•the consummation of future financing transactions, including the Company's ability to consummate such transactions;
•the Company's ability to execute its business plan;
•future supply, demand, and affordability of used vehicles;
•seasonality;
•remediation of the identified material weakness in internal control over financial reporting; and
•the Company’s business, operating and growth strategies and expectations.
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
•the availability of and access to capital through asset-backed securitization financings, warehouse credit facilities, or other debt or equity financing sources on terms acceptable to the Company, and any increase in the cost of capital, to support the Company’s business;
•the Company's ability to consummate debt or equity financing transactions on terms acceptable to the Company;
•the Company's compliance with financial covenants and other terms of its senior secured term loan, non-recourse notes payable, and any future debt facilities;
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
•the ability to successfully transition customers and inventory from underperforming dealerships to nearby more productive dealerships as part of the Company's footprint optimization strategy;
•the ability to successfully identify, complete and integrate new acquisitions;
•the occurrence and impact of any adverse weather events or other natural disasters affecting the Company’s dealerships or customers;
•the Company's ability to successfully remediate the material weakness in internal control over financial reporting and to design, implement, and maintain effective disclosure controls and procedures;
•the potential dilutive impact of outstanding warrants to purchase the Company's common stock, if exercised, and of any other future issuances of the Company's equity securities; and
•potential business and economic disruptions and uncertainty that may result from any future public health crises and any efforts to mitigate the financial impact and health risks associated with such developments.
The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers and investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.
Overview
America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of January 31, 2026, the Company operated 136 dealerships located primarily in small cities throughout the South-Central United States. During the third quarter of fiscal 2026, the Company began implementation of a footprint optimization strategy through which it consolidated eighteen of its dealership locations with nearby higher performing dealerships.

Over the past ten fiscal years, the Company's revenue has grown at an average annual rate of 10.6%. For the first nine months of fiscal 2026, sales decreased by 6.1% compared to the prior-year period, driven primarily by a 9.4% decline in retail units sold (37,480 units versus 41,373 units), partially offset by a 2.6% increase in the average retail sales price to $20,041. Interest income also rose by 5.0%.
The Company has been focused on strengthening its underwriting and improving vehicle quality by procuring lower-mileage vehicles, while balancing affordability for customers. The Company believes this will aid in driving down our customers’ vehicle repair costs, reduce our service contract repair expenses, and lead to better recovery values in the event of repossession. When combined with inventory procurement efficiencies, these changes are expected to drive improved customer experience and contribute to better gross margins. The nine months ended January 31, 2026 have begun to reflect those improvements in repair expenses and wholesale retention, reflected in the gross margin improvements.

Over the last five fiscal years, the Company's provision for credit losses as a percentage of sales averaged 28.14%. During fiscal 2025, credit losses were 32.68% as a percentage of sales. For the first nine months of fiscal 2026, the provision for credit losses as a percentage of sales increased to 41.7%, compared to 33.7% for the same period of fiscal 2025, resulting from an increase in frequency of losses coupled with the effect of lower sales revenues. Based on the Company's current analysis of credit losses, the allowance for credit losses at January 31, 2026 was 25.53% of finance receivables, net of deferred revenue and pending accident protection plan claims, an increase from 24.31% at January 31, 2025 and an increase from 23.25% at April 30, 2025, resulting in a $24.5 million increase to the allowance for credit losses in the first nine months of fiscal 2026.
The Company’s credit losses and charge-offs continue to be influenced by broader market and economic conditions, including inflationary pressures on essential consumer expenditures such as vehicle insurance, rent, groceries, gasoline, childcare, and other staple items, as well as overall unemployment levels and the income profiles of its customer base. Notwithstanding these external factors, the Company believes that consistent execution of its established business practices remains the most significant determinant of its long-term credit loss performance. During the first quarter of fiscal 2026, the Company advanced its credit and collections infrastructure through enhancements to its loan origination system (“LOS”), including the deployment of an updated scorecard and embedded risk-based pricing, which are designed to more closely align expected returns with customer risk characteristics. Early indicators reflect a shift in originations toward higher-ranked customers, consistent with the system's intended functionality. The Company also implemented enhancements to its payments platform to facilitate increased utilization of online payment channels and promote more consistent customer payment behavior. Management believes these initiatives will strengthen underwriting discipline, support improved collection effectiveness, and provide a more scalable framework for future growth.

The Company's gross profit margin as a percentage of sales for the first nine months of fiscal 2026 was 36.7% of sales, consistent with 36.7% in the prior year period. The prior year period included a 150-basis point benefit from the impact of the service contract accounting change in estimate for revenue recognition. The gross margin improvement in the current year, after excluding the benefit in the prior year, results from a decrease in the aggregate cost of the vehicles sold related to the Company's initiatives around pricing discipline, lower frequency and severity of vehicle repair costs, and improved retention of wholesale buyers for vehicles repossessed by the Company. The Company's gross margin is based upon the cost of the vehicle purchased, with higher-priced vehicles typically having higher gross margin dollars but lower gross margin percentages. Gross margin is also affected by the percentage of wholesale sales to retail sales, which relates, for the most part, to repossessed vehicles sold at or near cost. The Company plans to continue to focus on managing gross margin dollars in the near term, as well as continuing to focus on improving wholesale results, cost controls, and operational improvement around the acquisition and disposal of vehicles.

The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement and oversight from the corporate office. Total collections of principal, interest, and late fees for the first nine months of fiscal 2026 increased by $21.4 million, or 4.1%, to $544.4 million over the prior year period. The average total collected per active customer per month increased to $582, compared to $563 for the same period in the prior year. These results underscore the positive impact of our enhanced payments platform, which has streamlined processes and improved overall collection efficiency.
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
The Company continues to prioritize investments to improve its products and services and operate more efficiently over time. One of the Company’s largest recent investments has been improving its processes and technology for credit applications and decision-making through the new LOS. This online loan application system allows the consumer to apply for credit faster in anticipation of their vehicle purchase, authorize a soft credit pull during the application process, and receive a response via text message on the status of their application, as well as have access to centralized appointment setting. At the end of the third quarter, the Company had implemented the LOS in 127 of its 136 dealerships, with centralized decision-making on approvals of applications submitted via the online platform. The remaining nine dealerships, which were acquired, are still in their earn-out period or have yet to be integrated. Through the LOS, the Company has tightened its credit approval standards, primarily by requiring a higher down payment and shorter terms from certain customers.

Three Months Ended January 31, 2026 vs. Three Months Ended January 31, 2025
Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended January 31,		2026 vs. 2025	Three Months Ended January 31,
	2026	2025		2026	2025
Revenues:
Sales	$222,623	$263,484	(15.5)%	100.0%	100.0%
Interest income	64,169	62,242	3.1	28.8%	23.6%
Total	286,792	325,726	(12.0)	128.8%	123.6%

Costs and expenses:
Cost of sales, excluding depreciation shown below	142,864	169,374	(15.7)	64.2%	64.3%
Selling, general and administrative	51,507	46,460	10.9	23.1%	17.6%
Provision for credit losses	105,207	86,652	21.4	47.3%	32.9%
Interest expense	21,775	16,923	28.7	9.8%	6.4%
Depreciation and amortization	2,040	1,890	7.9	0.9%	0.7%
Loss on disposal of property and equipment	120	37	224.3	0.1%	-%
Total	323,513	321,336	0.7%	145.3%	121.9%

Pretax (loss) income	$(36,721)	$4,390		(16.5)%	1.7%

Operating Data:
Retail units sold	10,275	13,198
Average dealerships in operation	149	154
Average units sold per dealership per month	23.0	28.6
Average retail sales price	20,634	19,275
Gross profit per retail unit sold	$7,762	$7,131
Same store revenue growth	(13.4)%	3.1%

Period End Data:
Dealerships open	136	154
Accounts over 30 days past due	4.4%	3.7%
Total revenues decreased $38.9 million, or 12%, for the three months ended January 31, 2026 compared to the same period in the prior year. The decrease was driven primarily by lower retail sales volumes, reflecting management's deliberate decision to operate with more disciplined inventory levels and moderate originations to align sales activity with available funding capacity as part of broader initiatives to reposition and strengthen the Company's capital structure. This deliberate reduction in sales volume, combined with continued affordability pressures impacting customers, resulted in lower sales revenue during the quarter. The decline in total revenues was partially offset by an increase in interest income, and an increase in the weighted average interest rate on outstanding finance receivables to 17.66% compared to 17.51% in the prior year period. In addition, the average retail sales price increased to $20,634 compared to $19,275 in the prior year quarter, providing a modest offset to the reduction in unit volumes.
Cost of sales as a percentage of sales remained relatively consistent at 64.2% for the three months ended January 31, 2026 compared to 64.3% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 35.8% for the current year period compared to 35.7% in the prior year period. The stability in gross margin percentage year-over-year reflects disciplined pricing strategies and improved gross profit per retail unit sold, which increased to $7,762 compared to $7,131 in the prior year period. These improvements were partially offset by lower overall sales volumes during the quarter. Overall, margin performance reflects continued focus on inventory management, vehicle sourcing discipline, and retail pricing optimization.

    Gross margin as a percentage of sales is significantly influenced by the average retail sales price of the vehicles the Company sells, which is largely driven by vehicle acquisition costs and includes the price of ancillary products such as the accident protection plan and vehicle service contract. As vehicle purchase costs increase or decrease, retail pricing typically adjusts accordingly in order to maintain appropriate per-unit profitability while continuing to offer affordable pricing to customers. For the third quarter of fiscal 2026, the average retail sales price, inclusive of ancillary products, was $20,634, an increase of $1,359, or 7.1%, compared to $19,275 in the prior-year quarter. Cost of sales increased proportionally on a per-unit basis, resulting in gross margin as a percentage of sales of 35.8%, compared to 35.7% in the prior-year quarter. The relatively consistent margin percentage reflects disciplined pricing and inventory management, as increases in retail pricing largely corresponded with higher vehicle acquisition and related costs.
Selling, general and administrative (“SG&A”) expenses increased to 23.1% of sales for the three months ended January 31, 2026 compared to 17.6% of sales for the same period in the prior fiscal year. In absolute terms, SG&A expenses increased $5.0 million, to $51.5 million from $46.5 million in the prior year quarter. The increase in SG&A as a percentage of sales was primarily driven by lower overall sales volumes during the current quarter, resulting in reduced operating leverage. The year-over-year increase in SG&A expense dollars reflects continued investments in technology and infrastructure, higher compensation and benefit expense associated with strengthening the leadership team, and costs associated with dealership optimization activities. During the quarter, as part of a dealership optimization strategy, the Company closed and consolidated 18 dealership locations with nearby higher performing dealerships, resulting in certain one time impairment and other charges related to these closures.
Provision for credit losses as a percentage of sales was 47.3% for the three months ended January 31, 2026 compared to 32.9% for the same period in the prior fiscal year. In absolute terms, the provision for credit losses increased $18.5 million, to $105.2 million in the third quarter of fiscal 2026 compared to $86.7 million in the prior-year quarter. The year-over-year increase was primarily driven by higher net charge-offs as a percentage of average finance receivables, which increased to 6.5% compared to 6.1% in the prior-year period, as well as higher reserve requirements which reflect updated expectations of lifetime credit losses based on recent portfolio performance and forward‑looking economic assumptions. The increase also reflects the continued seasoning and maturation of receivables, including those originated from acquired dealerships, as those accounts build loss history. Additionally, macroeconomic factors, including persistent inflationary pressures and continued affordability constraints impacting the Company’s customer base, contributed to elevated credit loss expectations relative to the prior-year quarter.
Interest expense for the three months ended January 31, 2026 increased to 9.8% of sales compared to 6.4% of sales for the prior-year period. In dollar terms, interest expense increased $4.9 million, to $21.8 million from $16.9 million in the prior-year quarter. The increase in interest expense was primarily driven by higher average outstanding debt balances during the quarter, reflecting the Company’s revised capital structure and the addition of a new term loan facility during fiscal 2026. The increase in interest expense as a percentage of sales was further impacted by lower overall sales volumes.

Nine Months Ended January 31, 2026 vs. Nine Months Ended January 31, 2025
Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Nine Months Ended January 31,		2026 vs. 2025	Nine Months Ended January 31,
	2026	2025		2026	2025
Revenues:
Sales	$785,176	$836,506	(6.1)%	100.0%	100.0%
Interest income	193,500	184,252	5.0	24.6%	22.0%
Total	978,676	1,020,758	(4.1)	124.6%	122.0%

Costs and expenses:
Cost of sales, excluding depreciation shown below	496,960	529,159	(6.1)	63.3%	63.3%
Selling, general and administrative	160,517	140,578	14.2	20.4%	16.8%
Provision for credit losses	327,317	281,597	16.2	41.7%	33.7%
Interest expense	54,502	53,277	2.3	6.9%	6.4%
Depreciation and amortization	6,281	5,700	10.2	0.8%	0.7%
Loss on extinguishment of debt	4,476	-	-	0.6%	-%
Loss on disposal of property and equipment	229	124	84.7	-%	-%
Total	1,050,282	1,010,435	3.9%	133.7%	120.9%

Pretax (loss) income	$(71,606)	$10,323		(9.1%)	1.2%

Operating Data:
Retail units sold	37,480	41,373
Average dealerships in operation	152	155
Average units sold per dealership per month	27.4	29.7
Average retail sales price	$20,041	$19,531
Gross profit per retail unit sold	$7,690	$7,429
Same store revenue growth	(5.8)%	(5.2)%

Period End Data:
Dealerships open	136	154
Accounts over 30 days past due	4.4%	3.7%

Total revenues decreased $42.1 million, or 4.1%, for the nine months ended January 31, 2026 compared to the same period in the prior fiscal year. Sales revenue declined $51.3 million, or 6.1%, primarily due to a 9.4% decrease in retail units sold (37,480 units versus 41,373 units in the prior-year period). The reduction in unit volume reflects management’s ongoing efforts to reposition and strengthen the Company’s capital structure during fiscal 2026 by moderating originations and operating with disciplined inventory levels to align sales activity with available funding capacity. Continued affordability pressures impacting the Company’s customer base also contributed to lower sales volumes during the period. Partially offsetting the decline in unit volumes, the average retail sales price increased to $20,041 compared to $19,531 in the prior-year period, an increase of $510, or 2.6%. In addition, interest income increased

$9.2 million, or 5.0%, driven by growth in the average finance receivable balance and an increase in the weighted average interest rate on outstanding finance receivables to 17.66% compared to 17.51% in the prior-year period.

Cost of sales totaled $496.9 million, or 63.3% of sales, compared to $529.2 million, or 63.3% of sales, in the prior-year period. The consistent cost of sales percentage reflects disciplined inventory sourcing and retail pricing strategies, as changes in vehicle acquisition costs were generally reflected in retail pricing. As a result, gross margin as a percentage of sales remained stable year-over-year at 36.7% for the nine months ended January 31, 2026, consistent with 36.7% in the prior-year period. The consistent margin percentage reflects disciplined pricing and inventory management, as changes in vehicle acquisition and related costs were generally reflected in retail pricing throughout the period.
SG&A expenses increased to 20.4% of sales for the nine months ended January 31, 2026 compared to 16.8% of sales for the same period in the prior fiscal year. In absolute terms, SG&A expenses increased $19.9 million, to $160.5 million from $140.6 million in the prior-year period. The increase in SG&A as a percentage of sales was primarily driven by lower overall sales volumes during fiscal 2026, The year-over-year increase in SG&A expense dollars reflects continued investments in technology and infrastructure, higher compensation and benefit expense associated with strengthening the leadership team in key functional areas, and costs associated with dealership optimization activities during the third quarter of fiscal year 2026.

    Provision for credit losses as a percentage of sales was 41.7% for the nine months ended January 31, 2026 compared to 33.7% for the same period in the prior fiscal year. In absolute terms, the provision for credit losses increased $45.7 million, to $327.3 million compared to $281.6 million in the prior-year period. The increase was primarily driven by higher net charge-offs as a percentage of average finance receivables during fiscal 2026, reflecting portfolio performance trends and continued seasoning of receivables. As receivables mature, particularly those originated during periods of portfolio growth and from acquired dealerships, additional loss history is established, impacting reserve requirements. The increase in provision also reflects macroeconomic factors, including persistent inflationary pressures and continued affordability constraints impacting the Company’s customer base, which contributed to elevated credit loss expectations relative to the prior-year.

    Interest expense for the nine months ended January 31, 2026 increased to 6.9% of sales compared to 6.4% of sales for the same period in the prior fiscal year. In dollar terms, interest expense increased $1.2 million, to $54.5 million from $53.3 million in the prior-year period. The increase in interest expense was primarily driven by higher average outstanding debt balances during fiscal 2026, reflecting the Company’s revised capital structure, including the addition of a term loan facility. The modest increase as a percentage of sales reflects the impact of this higher debt balance, partially offset by lower overall sales volumes during the period.

Financial Condition
The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2026	April 30, 2025
Assets:
Finance receivables, net	$1,114,672	$1,180,673
Inventory	101,178	112,229
Income tax receivable, net	4,179	-
Property and equipment, net	49,149	56,894

Liabilities:
Accounts payable and accrued liabilities	$57,576	$70,929
Deferred revenue	100,193	113,245
Income tax payable, net	-	1,451
Deferred tax liabilities, net	37,013	7,146
Non-recourse notes payable, net	628,324	572,010
Senior secured note payable, net	263,836	-
Revolving line of credit, net	-	204,769

Finance receivables, net decreased 5.6% compared to April 30, 2025. The decline reflects lower originations resulting from reduced retail unit sales during the nine-month period, as management aligned sales activity with available funding capacity as part of the Company’s capital structure repositioning efforts, as well as normal portfolio amortization and net charge-offs. Retail unit sales for the nine-month period decreased 9.4%, which reduced new loan originations and resulted in a smaller volume of receivables added to the portfolio. The effects of the lower originations were partially offset by increase in the average overall term length of the Company's installment sale contracts, and improvements made to the underwriting and collections procedures in an effort to improve the quality of the portfolio.

    During the first nine months of fiscal 2026, inventory decreased by $11.0 million, or 9.8%, compared to April 30, 2025. The decline reflects disciplined inventory management and moderated purchasing activity as the Company aligned vehicle acquisitions with available funding capacity as part of its capital structure repositioning efforts. Annualized inventory turns were approximately 5.4 times for both the current year third quarter and the prior year third quarter. The decrease in inventory turns reflects lower sales volumes during the period as well as management’s deliberate reduction in originations and inventory levels in connection with capital allocation priorities.

Property and equipment, net, decreased by $7.7 million at January 31, 2026 as compared to April 30, 2025. The Company incurred $1.5 million in expenditures during the nine months ended January 31, 2026 primarily related to remodeling existing locations. These expenditures were offset by $6.3 million in depreciation expense and $2.8 million in impairment expense due to the dealership closures during the nine months ended January 31, 2026.

Accounts payable and accrued liabilities decreased by $13.4 million at January 31, 2026 as compared to April 30, 2025, primarily due to payment timing and program changes. The decrease reflects recognition and capitalization during the period of accruals related to enterprise software implementation expenses, a credit card program change resulting in earlier settlement of payables, and purchase accruals consistent with current inventory purchasing and payment activity.

    Deferred revenue decreased by $13.0 million at January 31, 2026 compared to April 30, 2025. The decrease primarily reflects lower retail unit sales during the nine-month period, resulting in reduced amounts collected upfront related to ancillary products such as the accident protection plan and vehicle service contracts. The decline is consistent with moderated originations and lower overall sales activity during fiscal 2026.

Deferred tax liabilities, net increased $29.9 million to $37.0 million as of January 31, 2026 compared to $7.1 million as of April 30, 2025, driven by the establishment of a $47.0 million non-cash valuation allowance against Colonial's net deferred tax assets. The valuation allowance eliminated the offsetting benefit of Colonial's deferred tax assets against the Company's consolidated deferred tax liabilities, shifting the consolidated balance sheet position from a net deferred tax asset to a net deferred tax liability. This charge is non-cash in nature and has no impact on the Company's current cash tax obligations or its ability to utilize Colonial's net operating loss carryforwards in future periods should sufficient taxable income be generated.

The Company had non-recourse notes payable, net in the amount of $628.3 million and $572.0 million as of January 31, 2026 and April 30, 2025, respectively. During fiscal 2026, the Company completed the issuance of asset-backed term funding in August 2025 for $172.0 million and in December 2025 for $161.3 million. The Company borrowed $261.9 million, net, under a new senior secured term loan facility on October 30, 2025. Approximately $162.9 million of the proceeds from the term loan were utilized to pay off the outstanding balance of the Company’s revolving credit facility, with the remainder of the funds utilized for general corporate purposes. As of January 31, 2026, the outstanding principal balance under the senior secured term loan facility was $300.0 million. See Note F to the Consolidated Financial Statements for further details on the Company's debt facilities.

Liquidity and Capital Resources
The Company’s ability to execute its business plan is dependent upon maintaining adequate liquidity and capital resources. The Company’s principal sources of liquidity and capital include income from operations, proceeds from non-recourse notes payable issued under asset-back securitization transactions, warehouse facilities, and other potential debt or equity financing sources. At January 31, 2026, the Company had approximately $117.9 million of cash on hand. The Company has been in negotiations with various financing sources with respect to new asset-back securitizations, warehouse facilities, and other potential debt facilities that would enable the Company to continue to execute on its current business plan. While the Company expects to consummate one or more such financing transactions in 2026, there can be no assurance as to when or if the Company will obtain such financing. Any adverse changes in the Company’s ability to consummate any such potential transactions on terms favorable to the Company would likely have a negative impact on the Company’s liquidity and ability to execute its business plan.

The Company had $628.3 million of asset-backed non-recourse notes as of January 31, 2026 with a weighted average fixed coupon rate of 7.18%. The notes payable have scheduled maturities at various dates from June 20, 2028, through August 20, 2032, but may be repaid earlier, depending upon collections from the underlying auto finance receivables.
In July 2024, the Company also entered into a $150.0 million amortizing warehouse agreement backed by a portion of its finance receivables, which was amended in September 2024 and subsequently repaid with proceeds from the Company’s October 2024 asset-backed securitization. This warehouse loan facility was terminated subsequent to the current quarter-end.

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended January 31,
	2026	2025
Operating activities:
Net (loss) income	(104,911)	7,297
Provision for credit losses	327,317	281,597
Losses on claims for accident protection plan	27,765	25,013
Depreciation and amortization	6,281	5,700
Amortization of debt issuance costs	6,273	4,070
Stock based compensation	3,315	3,785
Finance receivable originations	(730,861)	(779,013)
Finance receivable collections	351,754	338,736
Accrued interest on finance receivables	(46)	(149)
Inventory	101,797	53,330
Accounts payable and accrued liabilities	(12,149)	16,065
Deferred accident protection plan revenue	(4,319)	(1,462)
Deferred service contract revenue	(8,734)	(11,818)
Income taxes, net	(5,629)	3,484
Deferred income taxes	29,868	(8,346)
Other	9,501	(6,271)
Total	(2,778)	(67,982)

Investing activities:
Acquisition	-	(7,527)
Purchases of property and equipment	(1,521)	(3,089)
Proceeds from sale of property and equipment	154	24
Total	(1,367)	(10,592)

Financing activities:
Issuance of common stock	178	74,041
Purchase of common stock	(299)	(432)
Dividend payments	(30)	(30)
Change in cash overdrafts	(1,289)	58
Debt issuance costs	(18,064)	(6,963)
Issuances of non-recourse notes payable	549,224	649,889
Payments on non-recourse notes payable	(492,287)	(479,326)
Proceeds from revolving line of credit	314,593	459,697
Principal payments to revolving credit facility	(521,691)	(586,449)
Loss on extinguishment of debt	(1,750)	-
Proceeds from senior secured note payable	288,000	-
Total	116,585	110,485

Increase in cash	$112,440	$31,911

The primary drivers of operating profits and cash flows include (i) top line sales (ii) interest income on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses, a significant portion of which relates to the collection of principal on finance receivables. Historically, most or all of the cash generated from operations has been used to fund finance receivables growth, capital expenditures, and as applicable, common stock repurchases. To the extent finance receivables growth, capital expenditures and common stock repurchases have exceeded income from operations, the Company has increased borrowing under its debt facilities and secured additional funding through the issuance of asset-backed non-recourse notes.
Cash flows used in operating activities for the nine months ended January 31, 2026, decreased compared to the nine months ended January 31, 2025, primarily as a result of improved finance receivable activity and inventory management, partially offset by the net loss for the period.
The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources, as selling prices are directly tied to acquisition costs. Higher purchase costs generally require higher selling prices, which can make it more difficult to maintain gross margin percentages and contract terms in line with historical results, given customers’ limited incomes and the need to keep payments affordable. Several external factors influence vehicle acquisition costs. Reduced volumes of new car sales, particularly domestic brands, constrain supply in the used car market, while broader economic downturns may also affect auction and wholesaler activity. Sustained macro-economic pressures affecting our customers have helped keep demand high in recent years for the types of vehicles the Company purchases. This strong demand for used vehicles, coupled with modest levels of new vehicle sales in recent years, has led to a generally ongoing tight supply of used vehicles available to the Company in both quality and quantity. In addition, recently imposed tariffs on the automotive industry have added approximately $560 per vehicle to procurement costs since the beginning of the year. Although procurement costs have stabilized in the near term, future tariffs, trade restrictions, or declines in new car sales could create uncertainty, which may exacerbate challenges related to sourcing inventory or increase the cost of vehicles. The Company expects that the tight supply of used vehicles, strong used vehicle demand, and market reactions to ongoing tariff uncertainty will continue to keep purchase costs and resulting sales prices elevated in the short term.
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
The Company’s liquidity and operating capital is also influenced by its credit losses. Macro-economic factors, such as unemployment rates and general inflation affecting both core and discretionary items, can significantly impact collection results and, consequently, credit losses. At present, as customers face rising costs for non-discretionary items like childcare, insurance, groceries, and gasoline, their ability to meet vehicle payment obligations may be strained. To mitigate these risks, the Company has implemented several process improvements, including the introduction of the LOS over the past two years, which strengthens controls and provides a more robust infrastructure to support collections. The Company also launched an upgraded payments platform, which has begun facilitating a shift from in-store to online payments and should support more consistent payment behavior. Management remains focused on enhancing execution at the dealership level, particularly in terms of individualized customer engagement related to collection matters.
The Company's cash from operations and liquidity are further impacted by the Company's operating lease commitments. The Company’s business model relies on leasing the majority of the properties where its dealerships are located. As of January 31, 2026, the Company leased approximately 84% of its dealership properties. The $75.1 million of operating lease commitments includes $49.7 million of non-cancelable lease commitments under the lease terms and $25.3 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company currently expects to use cash from operations and other financing sources to (i) prioritize the maintenance of efficient operations, (ii) selectively grow its finance receivables portfolio, and (iii) reduce outstanding debt as excess cash permits.

The Company believes but cannot assure it will have adequate liquidity to satisfy its capital needs for the foreseeable future through expected financing sources such as additional securitized borrowings, warehouse loan facilities or other debt or equity financing arrangements.
Off-Balance Sheet Arrangements
The Company has three standby letters of credit relating to insurance policies totaling $8.8 million at January 31, 2026.
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
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2026.
Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the Company’s estimates. The Company believes the most significant estimate made in the preparation of the Consolidated Financial Statements in Item 1 relates to the determination of its allowance for credit losses, which is discussed below. The Company’s accounting policies are discussed in Note B to the Consolidated Financial Statements in Item 1.
The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At January 31, 2026, the weighted average contract term was 48.8 months with 35.4 months remaining. At January 31, 2025, the weighted average total contract term was 48.3 months with 35.7 months remaining. The allowance for credit losses at January 31, 2026, $347.6 million, was 25.53% of the principal balance in finance receivables of $1.5 billion, less unearned accident protection plan ("APP") revenue of $47.1 million, unearned service contract revenue of $53.1 million, and pending APP claims of $5.4 million. The Company increased the allowance for credit losses as a percentage of finance receivables from 24.31% at January 31, 2025 to 25.53% at January 31, 2026 and increased it from 23.25% at April 30, 2025.
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
Interest rate risk. The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its senior secured note, and the interest rates charged to the Company under its senior secured note fluctuate based on its primary lender’s base rate of interest. The Company had an outstanding balance on its secured note of $300 million at January 31, 2026. The impact of a 1% increase in interest rates would result in increase annual interest expense of approximately $3 million and a corresponding decrease in net income before income tax.
The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed annual interest rate based on the Company’s contract interest rate as of the origination date of the installment sale contract, while its senior secured note payable contains variable interest rates that fluctuate with market interest rates. The Company’s finance receivables carry annual interest rates ranging from 12.00% to 23.00%. The primary interest rate on the Company’s senior secured note payable is generally SOFR plus 7.5%.
Item 4. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2026. As previously disclosed in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025, management identified a material weakness in internal control over financial reporting related to the omission of required disclosures concerning loan modifications for borrowers experiencing financial difficulty under ASC 310-10-50-42 through 50-44.
Because of this material weakness, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2026. Notwithstanding the material weakness, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position, results of operations, and cash flows of the Company for the periods presented in conformity with accounting principles generally accepted in the United States of America.
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
b)Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the ongoing remediation efforts described above.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company is authorized to repurchase shares of its common stock under its common stock repurchase program. On December 14, 2020, the Board of Directors authorized the repurchase of up to an additional one million shares along with the balance remaining under its previous authorization approved and announced on November 16, 2017. No shares were repurchased under the Company’s stock repurchase program during the third quarter of fiscal year 2026.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
During the nine months ended January 31, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1
Indenture, dated December 17, 2025, by and between ACM Auto Trust 2025-4 and Deutsche Bank National Trust Company, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2025).

4.2
Purchase Agreement, dated December 17, 2025, by and between Colonial Auto Finance, Inc. and ACM Funding, LLC (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on , December 23, 2025).

4.3
Sale and Servicing Agreement, dated December 17, 2025, by and among ACM Auto Trust 2025-3, ACM Funding, LLC, America’s Car Mart, Inc., Deutsche National Trust Company, as Indenture Trustee, Calculation Agent and Paying Agent, and Systems & Services Technologies, Inc. as Backup Servicer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2025).

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
Dated: March 12, 2026