Form 10-K
period 2026-04-30
AMERICAS CARMART INC
filed 2026-07-14
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2026
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 31, 2025 was $156,686,760 (7,045,268 shares), based on the closing price of the registrant’s common stock on October 31, 2025 of $22.24.
There were 8,327,329 shares of the registrant’s common stock outstanding as of July 14, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2026 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

AMERICA’S CAR-MART, INC.
FORM 10-K
FOR FISCAL YEAR ENDED APRIL 30, 2026

PART I
Forward-Looking Statements
This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future events, objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance and can generally be identified by words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements may include, but are not limited to:

•the Company's ability to continue as a going concern;
•the Company's review of strategic and financing alternatives and the potential outcomes of that review;
•the covenant relief and waivers under, and the Company's ability to satisfy the milestones and other conditions of, the June 19, 2026 amendment to the Credit and Guaranty Agreement;
•the Company's liquidity and its efforts to preserve liquidity, including the curtailment of inventory purchases and finance receivable originations;
•the availability of capital, including through income from operations and future financing transactions and the Company's ability to consummate such financing transactions;
•operational infrastructure investments;
•gross profit margin percentages;
•gross profit per retail unit sold;
•technological investments and initiatives;
•future revenue growth;
•future credit losses;
•the Company’s collection results;
•dealership optimization initiatives and the closing of existing dealerships;
•the Company's ability to execute its business plan;
•future supply, demand, and affordability of used vehicles;
•seasonality;
•remediation of the identified material weakness in internal control over financial reporting; and
•the Company’s business, operating and growth strategies and expectations.
These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results and events could differ materially from those projected in these forward-looking statements. Factors that may cause actual results or events to differ materially from the Company’s projections include, but are not limited to:

•the existence of substantial doubt about the Company's ability to continue as a going concern, and the effects of that disclosure on the Company's relationships with customers, associates, suppliers, lenders and other stakeholders;
•the Company's ability to satisfy the milestones and other conditions of the June 19, 2026 amendment to its Credit and Guaranty Agreement, to extend the related covenant relief and waiver period, and to obtain further waivers, covenant relief, forbearance or financing from its lenders on acceptable terms, or at all;
•the outcome of the Company's review of strategic and financing alternatives, including the risk that the review does not result in any transaction, results in a transaction on unfavorable terms, or is not completed in a timely manner, and the costs, timing and uncertainties associated with the review and related advisory engagements;
•the Company's substantial level of indebtedness and its ability to service that indebtedness, and the risk that its indebtedness could be accelerated (including under cross-default or cross-acceleration provisions) and that the Company would not have sufficient liquidity to repay it;
•the Company's ability to fund finance receivable originations, vehicle inventory purchases, debt service and operating expenses, including its ability to establish a warehouse credit facility and to continue to complete asset-backed securitization transactions;
•the curtailment of the Company's vehicle inventory purchases and finance receivable originations and the effect of that curtailment on the Company's sales, revenues and collections;

•the Company's changes to customer collection practices, including the transition to a centralized collections model and the transfer of customer accounts to dealerships located farther from customers' prior collection locations and the effect of the change on collections, revenues, and customer relationships;
•the potential need for the Company to seek protection under applicable bankruptcy or insolvency laws;
•the possibility that holders of the Company's common stock could experience a significant or complete loss of their investment, including as a result of any restructuring, recapitalization, or dilutive issuance of equity or equity-linked securities;
•the Company's ability to maintain compliance with the continued listing requirements of, and the continued listing of its common stock on, the Nasdaq Stock Market;
•the diversion of management's attention from ordinary-course operations as a result of the strategic review and the Company's liquidity and capital-structure matters;
•general economic conditions in the markets in which the Company operates, including but not limited to fluctuations in gas prices, grocery prices and employment levels and inflationary pressure on operating costs;
•the availability of quality used vehicles at prices that will be affordable to the Company's customers, including the impacts of changes in new vehicle production and sales;
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
•the Company's ability to maintain effective internal control over financial reporting following the remediation of its previously identified material weakness, and to design, implement, and maintain effective disclosure controls and procedures;
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

Item 1. Business
Business and Organization
America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2026, the Company operated 94 dealerships located primarily in small cities throughout the South-Central United States.
Business Strategy
Near-Term Priorities
In light of the Company's current liquidity position, the Company's near-term business strategy is focused on stabilizing operations and preserving financial flexibility. Those near-term priorities include:
Preserving Liquidity. The Company is prioritizing preserving cash across the organization, including curtailing vehicle inventory purchases, reducing finance receivable originations, tightening underwriting standards, limiting capital expenditures, and reducing staffing levels in connection with dealership closures, in order to strengthen its liquidity position during this period.
Optimizing the Dealership Footprint. The Company is continuing to evaluate its dealership footprint in order to reduce operating costs and concentrate resources in its strongest markets, balancing those savings against the risk of impairing collections performance. During fiscal year 2026, the Company closed 60 dealerships as part of this evaluation and transitioned servicing and collection of the associated customer accounts to nearby dealerships or the Company's centralized collections department. Because the centralized collections model is still in the early stages of implementation and its effectiveness over a full collections cycle has not yet been demonstrated, the Company intends to pace any additional dealership closures and consolidations so as not to outrun the model's proven capacity to maximize collections dollars. The Company expects to continue this evaluation and may close or consolidate additional dealerships going forward.
Obtaining and Managing Financing. On October 30, 2025, the Company closed a five-year, $300.0 million senior secured term loan (the "Term Loan") with funds managed by Silver Point Capital, L.P., and used a portion of the proceeds to repay and retire its revolving line of credit. Subsequent to fiscal year-end, the Company obtained a series of short-term waivers from its lenders and, on June 19, 2026, entered into an amendment to the Term Loan providing covenant relief for a limited period, subject to the Company’s satisfaction of specified milestones and conditions. The Company is in discussions with its lenders regarding a new financing agreement to support its operations.
Addressing Going Concern. As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7 of this Annual Report on Form 10-K and in Note B to the Consolidated Financial Statements in Item 8 of this Annual Report, conditions affecting the Company's liquidity and capital structure raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these conditions include satisfying the milestones and conditions under the June 19, 2026 amendment to the Term Loan and extending the related covenant relief period; completing the Special Committee's review of strategic and financing alternatives, which may include operational and collections-focused initiatives to improve performance in addition to potential financing, recapitalization, restructuring, or other strategic transactions; establishing a new revolving warehouse facility and continuing to complete asset-backed securitization transactions; and obtaining additional capital, which may include the issuance of equity or other securities, additional debt financing, or the sale of assets.

The Company's management and Board of Directors are committed to these near-term objectives. Once these near-term objectives have been achieved and the Company's liquidity position has stabilized, the Company intends to return its focus to executing its long-term business strategy described below. The Company cannot assure, however, that it will be able to satisfy the milestones and conditions under the Term Loan amendment and extend its current covenant relief or obtain the additional financing needed to stabilize the Company’s liquidity position and support the Company’s long-term operations on terms favorable to the Company or at all.
Long-Term Priorities
Upon stabilization of the Company's financial condition, it is the Company's objective to continue to expand its business using the same business model that has been developed and used by Car-Mart for over 40 years with enhancements to our technology and core products to better serve our customers. This business strategy focuses on:
Collecting and Servicing Customer Accounts. Collecting customer accounts is perhaps the single most important aspect of operating an Integrated Auto Sales and Finance used car business and is a daily focal point for both dealership-level and corporate office personnel. The Company measures and monitors the collection results of its dealerships using internally developed standards for delinquency, cash collected, and account losses, and a significant portion of dealership management and account representatives' incentive compensation is tied, directly or indirectly, to collection results.
The Company services accounts through both centralized corporate teams and decentralized dealership-based teams. The centralized collections department services a subset of accounts associated with previously closed stores and performs specialized servicing functions, including title management, bankruptcy and deficiency accounts as well as credit reporting. The decentralized teams are located within the dealerships and service all accounts assigned to their respective dealership. Corporate support and field leadership teams work alongside collections operators to improve collection results, monitor efficiencies, and evaluate the effectiveness of account representatives as they work to improve customer success rates. As part of its servicing and collections efforts, the Company offers contract modifications, primarily involving term extensions.
Over the last five fiscal years, the Company’s annual provision for credit losses as a percentage of sales has ranged from a low of 22.9% in fiscal 2022 to a high of 40.8% in fiscal 2026, with an average of 32.4% over the period. During fiscal 2026, credit losses increased to 40.8% resulting from a reduction in finance receivable originations during the year—which lowered the sales base, along with changes in macroeconomic conditions affecting the Company's customer base. In the fourth quarter, originations declined as a result of management's measures to preserve liquidity, which reduced sales volume and resulted in the provision for credit losses representing a higher percentage of sales.
Standardized Operations with Local Empowerment and Customer Engagement. The Company’s dealerships operate within a consistent framework of standardized processes that ensure quality, compliance, and operational efficiency across all locations. These processes guide key functions such as vehicle quality assurance, sales lead generation, credit decision-making through our loan origination system, and contract collections. While these standards provide a cohesive operational foundation, dealership managers are empowered to make decisions that best serve their customers. This localized leadership fosters responsiveness to customer needs and strengthens community ties. Approximately 43%, 46%, and 50% of customers made their payments in person at a dealership during fiscal 2026, 2025, and 2024, respectively, enabling regular face-to-face interactions that build trust, encourage timely payments, and provide immediate support for service or payment concerns. This blend of structured operations and community-level empowerment supports a customer-centric culture that drives engagement and satisfaction.
Expansion Through Disciplined Organic Growth and Strategic Acquisitions. The Company seeks to improve its operating results primarily by enhancing the performance and productivity of its existing dealership locations, including through its footprint optimization strategy of consolidating underperforming dealerships into nearby, more productive locations, concentrating resources in its highest-performing markets, and investing in operational infrastructure to support its customer base. Historically, organic growth from existing operations has represented the primary driver of the Company’s expansion. To support this strategy, the Company has invested in infrastructure improvements designed to enhance dealership performance and facilitate the growth of its customer base.
The Company has historically expanded its dealership footprint through selective acquisition opportunities and may continue to pursue such opportunities in the future where they are expected to strengthen the Company's brand and support long-term shareholder returns. The Company did not complete any acquisitions during fiscal year 2026. The identification, pursuit, and completion of any future acquisitions will depend on a number of factors, including the Company's liquidity position, the availability and terms of financing, restrictions under the Company's existing credit agreement or any future credit agreement, and prevailing market and competitive conditions. There can be no assurance that the Company will identify or complete any acquisitions in the future, and prior acquisition activity should not be considered indicative of future activity.
Selling Basic Transportation. The Company focuses on selling basic and affordable transportation to its customers. The Company’s average retail sales price was $20,064 per unit in fiscal 2026, compared to $19,398 in fiscal 2025. Used vehicle pricing continued to increase due to the high demand and tight supply of used vehicles. In general, the demand for quality, used vehicles has increased due to a shortage of new vehicles leading to inventory constraints in both the new and used vehicle markets. Management expects continued pressure on the supply and price of used vehicles for the near term. The Company focuses on providing a quality vehicle with affordable payment terms while maintaining relatively shorter-term lengths compared to others in the industry on its installment sales contracts (overall portfolio weighted average of 49.0 months).
Operating in Smaller Communities. As of April 30, 2026, approximately 64% of the Company’s dealerships were located in communities with populations of 50,000 or fewer. The Company believes that focusing on these smaller markets fosters stronger personal relationships with customers, which supports improved collection performance. Additionally, operating costs—including salaries, rent, and advertising—tend to be lower in these areas compared to major metropolitan markets. However, subject to the Company's efforts to further build out its infrastructure and centralize certain operational functions, it may selectively expand into larger urban markets where strategically appropriate.
Enhanced Management Talent and Experience. The Company seeks to hire honest and hardworking individuals to fill entry-level positions, nurture and develop these associates, and promote them to managerial positions from within the Company. By promoting from within, the Company believes it is able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates by providing opportunities for advancement. Our associates are core to our ability to serve the needs of our customers in a manner that is consistent with our mission and values. As the Company continues to execute its strategic initiatives, it has increasingly recruited talent from outside the organization to bring additional skills, experiences, and capabilities that complement the existing workforce. Management expects to continue selectively adding external talent to support organizational effectiveness, capability building, and future business objectives, while maintaining alignment with the Company's values and culture. The Company’s operating success and the effectiveness of its recruiting team have supported management’s talent acquisition efforts. Management expects to continue attracting qualified candidates by leveraging the Company’s values-driven culture, employment opportunities, and commitment to development, while navigating an evolving labor market environment.
Cultivating Customer Relationships. The Company believes that maintaining and nurturing a strong relationship with its customers is critical to the success of the Company. A large percentage of sales at mature dealerships are made to repeat customers, and additional sales result from customer referrals. By developing a personal relationship with its customers, the Company believes it is in a better position to assist a customer, and the customer is more likely to cooperate with the Company should the customer experience financial difficulty during the term of their installment contract. The Company is able to cultivate these relationships primarily through phone contact and digital communication channels such as texting and email as well as emerging technologies such as our customer relationship management software. The Company's dealerships also facilitate face-to-face interactions when customers make in-person payments or have vehicle servicing needs.
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

Proven Business Practices. The Company’s operations are highly structured. While dealerships operate largely on a decentralized basis, the Company has established policies, procedures, and business practices for virtually every aspect of a dealership’s operations. Detailed online operating manuals are available to assist the dealership manager and office, sales and collections personnel in performing their daily tasks. As a result, each dealership is operated in a uniform manner. Further, corporate office personnel monitor the dealerships’ operations through weekly reviews, daily, weekly and monthly communications and reports, and periodic in-person visits.
Cost-Efficient Operating Model. The Company has designed its dealership and corporate operations to maintain a disciplined focus on minimizing operating costs. Staffing levels at each dealership are aligned with the number of active customer accounts serviced, ensuring operational scalability. Associate compensation is standardized by position and adjusted to reflect regional market conditions. Other operating expenses are rigorously monitored and controlled to maintain cost efficiency. The Company leverages technology to enhance operational productivity; continued investments in our loan origination system and enterprise resource planning (ERP) system continue to be instrumental in driving efficiencies and providing greater operational flexibility to support growth. The Company regularly tracks operating costs as a percentage of revenues and on a per-customer basis, striving to deliver high-quality service while maintaining a cost-efficient structure.
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
Business Segment Information
The Company operates in a single reportable segment which represents our core business of offering integrated automotive sales and financing solutions for customers with limited financial resources regardless of credit history. For more information regarding our one reportable segment, see Note P to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
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
Dealership Organization. The Company’s dealerships operate with operational autonomy within the framework of standardized policies, procedures, and business practices established by the corporate office. Each dealership is responsible for vehicle sales, credit decision-making (subject to parameters established within the Company’s loan origination system), and the servicing and collection of installment contracts originated at or assigned to the location, with support from the corporate office. Monthly financial statements for each dealership are prepared by the corporate office and reviewed by multiple levels of management to ensure oversight and accountability. The size of the workforce at each dealership varies based on the number of active customer accounts, ranging from as few as four to as many as forty-five full-time associates. Larger dealerships typically employ personnel in roles such as general manager, assistant manager(s), office manager, office clerks, service manager, collections staff, sales staff, inventory associates (detailers), and on-call drivers. Dealerships generally operate Monday through Saturday, from 9:00 a.m. to 6:00 p.m.

Dealership Locations and Facilities. Below is a summary of dealerships operating during the fiscal years ended April 30, 2026, 2025, and 2024:

	Years Ended April 30,
	2026	2025	2024
Dealerships at beginning of year	154	154	156
Dealerships opened or acquired	—	2	1
Dealerships closed	(60)	(2)	(3)

Dealerships at end of year	94	154	154
Below is a summary of dealership locations by state as of April 30, 2026, 2025, and 2024:

	Years Ended April 30,
Dealerships by State	2026	2025	2024
Arkansas	25	37	37
Oklahoma	14	29	29
Missouri	13	18	18
Texas	10	16	14
Alabama	6	16	16
Kentucky	6	12	12
Tennessee	6	9	9
Mississippi	5	5	5
Georgia	4	7	9
Illinois	3	3	3
Indiana	1	1	1
Iowa	1	1	1

Total	94	154	154
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
The Company’s ability to procure vehicles is significantly impacted by both external market conditions and the Company’s available liquidity. Reduced volumes of new vehicle sales in recent years—particularly of domestic brands—have limited the supply of quality used vehicles, while sustained demand for affordable transportation and tariffs imposed on the automotive industry have increased wholesale acquisition costs. At the same time, the Company’s constrained access to available capital to originate vehicle installment sales contracts has required the Company in recent months to curtail inventory purchases, limiting the volume of vehicles it could acquire, finance, and carry in inventory. The Company continually monitors available liquidity and used-vehicle supply, demand, and related acquisition costs at industry-wide and local market levels to adjust its vehicle procurement practices based on market conditions, the Company's capital position, customer demand and other factors.
Selling, Marketing, and Advertising. Dealerships typically maintain an inventory ranging from 20 to 90 vehicles, depending on the size, maturity, and seasonal factors affecting the location. Inventory turnover occurs approximately seven times annually. Vehicle sales are primarily conducted by dealership managers, assistant managers, or sales associates. Sales associates receive a commission in addition to an hourly wage.
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
The Company employs a comprehensive marketing strategy, leveraging both traditional and digital channels across owned, paid, and earned media platforms. The Company employs promotional sales campaigns to drive demand and boost application volumes. The Company has taken steps to leverage its online presence, including an intuitive website, online inventory browsing, and seamless online application process, to improve the buying experience and support customer traffic to its dealerships. To support and refine its brand strategy, the Company engages an external marketing firm that provides specialized expertise and scalability.
Underwriting and Finance. The Company provides financing to substantially all customers who purchase vehicles at its dealerships. Financing is offered exclusively for the purchase of the Company’s vehicles and selected ancillary products; the Company does not extend financing to non-customers. As of April 30, 2026, the Company’s installment sales contracts typically include down payments ranging from 0% to 20%, with an average down payment of 5.1%. Contract terms range from 11 months to 70 months, averaging 49.0 months, with a fixed annual interest rate ranging from 6.0% to 20.3% based primarily on the customer's credit score and applicable state usury limits. The portfolio weighted average interest rate is 17.7%.
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
Servicing and Collections. The Company services all retail installment contracts through personnel located either at the dealership level or at our corporate office.
Customer accounts are monitored using the Company’s receivables and collections software, which stratifies past due accounts by days delinquent. Senior operations personnel, including vice presidents and area operations managers, regularly review collection performance to ensure compliance with established policies and procedures. The Company believes timely engagement with past due accounts is critical to successful collections.
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
To facilitate convenience, the Company offers multiple payment options, including mail payments, in-person debit or cash payments, debit or ACH auto drafts, mobile and online payments, phone system payments, and payments at select retailers using personalized barcodes. Approximately 43%, 46%, and 50% of customers made payments in person at a dealership during fiscal 2026, 2025, and 2024, respectively.
As a part of servicing the customer accounts, the Company regularly offers contract modifications to customers experiencing financial difficulty. Approximately half of the Company’s installment sale contracts on average require one or more modifications to accommodate changes in the customer’s financial circumstances over the life of the contract. Modifications typically involve adjustments to payment terms, such as modest extensions to the overall contract term to lower the installment payment amount, provided that such modifications are expected to increase recoveries and the likelihood of repayment. The Company expects to collect all amounts due, including accrued interest at the contractual rate, during any modification period. When a customer’s contract is modified, the outstanding balance generally remains unchanged. Extension periods are limited to twelve months beyond the initial payment term and can be used in one or more modifications over the life of the contract. The Company’s use of contract term extensions and other modifications helps the Company mitigate credit loss and potential repossession of the underlying vehicle.
In addition to routine contract modifications, a limited subset of the Company’s installment sale contracts—representing approximately 1.3%, 1.1%, and 1.1% of total finance receivables as of April 30, 2026, 2025 and 2024, respectively—require modification due to customers entering bankruptcy protection. These modifications typically include a reduction in the contractual interest rate and/or an extension of the contract term as part of the customer’s court-approved bankruptcy plan. Under these circumstances, the bankruptcy trustee assumes responsibility for distributing payments to creditors on behalf of the bankruptcy court, including the Company, as allocated under the bankruptcy plan. If the customer’s bankruptcy proceeding is dismissed, the Company's collection process reverts back to the existing terms of the installment sales contract.
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
Dealership Acquisitions. Since 2020, the Company has pursued a deliberate strategy of seeking to acquire established dealerships to expand its geographic footprint, enhance operational scale, and strengthen its position within the used vehicle market. During fiscal years 2020 through 2025, the Company acquired a total of ten used car dealerships, most recently two dealerships in the Austin, Texas area during fiscal year 2025. The Company did not acquire any dealerships during fiscal year 2026.
Subject to sufficient available capital resources, the acquisition of established dealerships provides the Company with the ability to expand its market presence and serve a broader customer base by leveraging the existing infrastructure, personnel, and customer relationships of the acquired entities. These acquisitions have enhanced the Company’s operational efficiency and enabled greater brand reach while providing immediate access to experienced management teams and established local market knowledge.
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
Senior management, area operations managers, compliance auditors, and loss prevention staff periodically visit dealerships and perform remote audits to assess operations and ensure adherence to policies. The corporate office also develops and coordinates training programs, with a focus on managerial development and staff training.
Dealership performance is evaluated based on profitability, sales, delinquency and account loss performance, cash collections and other key performance indicators. The corporate office manages written-off accounts, allowing dealerships to focus on current collections. Monthly meetings with dealership managers provide a platform for training, performance recognition, and goal setting.
The corporate office is responsible for policy development, compliance audits, dealership openings or closings, and the Company’s strategic direction.
Industry
Used Car Sales. The market for used car sales in the United States is significant. Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships. The Company operates in the Integrated Auto Sales and Finance segment of the independent used car sales and finance market. Integrated Auto Sales and Finance dealers sell and finance used cars to individuals that often have limited credit histories or past credit problems. Integrated Auto Sales and Finance dealers typically offer their customers certain advantages over more traditional financing sources, such as less restrictive underwriting guidelines, flexible payment terms (including scheduling payments on a weekly or bi-weekly basis to coincide with a customer’s payday), and the flexibility to assist the customer with varied programs for account success such as repair management and late-payment arrangements.
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
Competition
The used automotive retail industry is fragmented and highly competitive. The Company competes principally with other independent Integrated Auto Sales and Finance dealers, as well as with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions. The Company competes for both the purchase and resale of used vehicles. The tight supply of used vehicles in our market has led to higher purchase and retail prices which have been the primary contributors to the Company’s decision to allow longer term lengths and slightly lower down payments in connection with our customer financing contracts.
Management believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to consumers with limited credit histories or past credit problems, (ii) the breadth and quality of vehicle selection, (iii) pricing, (iv) the convenience of a dealership’s location, (v) the option to purchase a service contract and an accident protection plan, and (vi) customer service. Management believes that its dealerships are not only competitive in each of these areas, but have some distinct advantages, specifically related to the provision of strong customer service for a credit challenged consumer. The Company’s local presence combined with centralized support through digital and phone allows it to serve customers at a higher level by forming strong and consistent personal relationships.
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
If conditions arise that impair vehicle sales during the first or fourth fiscal quarters, the adverse effect on the Company's revenues and operating results for the year could be disproportionately large. Due to capital constraints and limited inventory purchases, the Company experienced weaker sales volumes in the fourth quarter of fiscal 2026, which had a material adverse impact on the Company's total revenues for the fiscal year. The Company expects the ongoing capital and inventory constraints to continue to adversely affect its revenues and operating results during the first quarter of fiscal 2027 and, unless and until the Company's liquidity position improves and inventory purchases and contract originations return to normalized levels, during subsequent periods as well.
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
Human Capital Resources
At America's Car-Mart, Inc., our associates are the heart of our business. Our associates are committed to making a difference for customers, their communities and each other. As of April 30, 2026, the Company, including its consolidated subsidiaries, employed a diverse associate base of approximately 1,500 full-time associates. In connection with the consolidation of 60 dealership locations under the Company's footprint optimization initiative and related cost-reduction efforts, the Company reduced its workforce during fiscal 2026, primarily at the closed dealership locations. The Company may implement additional workforce reductions in connection with any future dealership closures or cost-reduction initiatives. None of the Company's employees are covered by a collective bargaining agreement, and the Company is committed to an environment where associates feel respected, valued, and empowered to reach their full potential.
Equity and Inclusion
The Company’s culture is one that values equity and inclusion and fosters engagement. We view inclusion as an important factor in reflecting the values and cultures of all our associates. Each of our dealerships is a locally operated business, and our associates must represent the communities we serve.
Fostering an open-door culture based on compassion, respect, and open communications is essential for driving long-term success of the Company’s culture. Car-Mart conducts engagement surveys and exit surveys which allow the Company to gain insight into associate sentiment and address workforce priorities.
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
The Company is committed to supporting the overall well-being of its associates by promoting physical, mental, social, environmental, and financial health. Associates and their immediate family members are provided access to a comprehensive Employee Assistance Program at no additional cost, which offers resources such as financial planning, legal consultation, mental health support, and other professional services. In addition, the Company provides access through health care offerings to preventive health resources, including vaccinations, health screenings, and other wellness initiatives designed to support healthy lifestyles and enhance overall well-being.
Talent Management, Compensation, and Development
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
The Company maintains a continuous learning and development approach that provides associates with training across key areas of dealership operations, including inventory management, facility operations, collections, customer service, and leadership skills. Through a combination of instructor-led training, on-the-job development, and blended learning opportunities, associates are equipped to enhance their operational knowledge and leadership capabilities throughout their careers. These ongoing development efforts support succession planning and help prepare qualified associates for advancement into management and other leadership positions.
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
Executive Officers of the Registrant
The following table provides information regarding the executive officers of the Company as of July 14, 2026:

Name	Age	Position with the Company

Douglas W. Campbell	50	Chief Executive Officer and President

Jonathan M. Collins (1)	54	Chief Financial Officer

Vickie D. Judy	60	Chief Accounting Officer

Jamie Fischer	47	Chief Operating Officer

(1) As previously reported, on June 23, 2026, Mr. Collins notified the Company of his decision to resign from the Company effective July 31, 2026, to pursue another opportunity. The Board of Directors has appointed Marie E. Persichetti to serve as the Company’s Chief Financial Officer effective August 1, 2026. Ms. Persichetti, age 60, has served as the Company’s Senior Vice President of Capital Markets since May 2025 and has over 20 years of experience in finance, treasury, accounting, credit risk, operational risk, corporate insurance, and related disciplines. Prior to joining the Company, Ms. Persichetti served as Chief Financial Officer of Bayside Credit from February 2024 to May 2025 and as Chief Financial Officer at AutoNation Finance from 2015 to 2023. Her prior roles include Capital Markets Director at Santander Consumer USA and Vice President of Product Business Development for Systems and Services Technologies at JP Morgan Chase, among others.

Douglas W. Campbell became Chief Executive Officer, President and a director of the Company in October 2023, after serving as President of the Company for the prior year. Before joining the Company, Mr. Campbell was Senior Vice President, Head of Fleet Services for the Americas, at Avis Budget Group (“Avis”) since June 2022, previously serving in roles as Head of Fleet Services for the Americas since June 2021 and Vice President, Remarketing for the Americas, at Avis from March 2018 to June 2021. Prior to joining Avis, Mr. Campbell held management positions at AutoNation from September 2014 to March 2018 serving as Used Vehicle Director, Eastern Region, in AutoNation’s corporate office and later as General Manager of its Honda Dulles dealership. Preceding AutoNation, Mr. Campbell served fifteen years with Coral Springs Auto Mall, most recently serving as Executive General Manager.
Jonathan M. Collins became Chief Financial Officer of the Company on May 12, 2025. Before joining the Company, Mr. Collins served as the Chief Financial Officer for Walmart Africa from 2023 until 2025. Prior to his role with Walmart Africa, Mr. Collins served as the Chief Accounting Officer for Flipkart Group, an e-commerce platform based in India, from 2020 to 2023. He also previously served as Controller for Walmart Canada from 2019 to 2020 and worked for 13 years in CFO advisory services for KPMG. Mr. Collins started his career as a software developer and eventually chief architect of the enterprise resource planning product for Alltel Information Systems.
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
Item 1A. Risk Factors
You should consider carefully the risks described below and other information presented in this Form 10-K, including Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included in this Form 10-K, as well as information provided in other reports, registration statements and materials that we file with the SEC and the other information incorporated by reference in this Form 10-K. If any of the risks described below or elsewhere in this Form 10-K were to materialize, the Company’s business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the trading price of the Company’s common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may also adversely affect the Company’s business, financial condition, results of operations, cash flows, prospects or stock price, which the Company refers to collectively as a material adverse effect on the Company (or comparable phrases).
Risks Related to the Company’s Operations
There is substantial doubt about the Company’s ability to continue as a going concern, and holders of the Company’s common stock could experience a significant or complete loss of their investment.
As described in Note B and Note Q to the Consolidated Financial Statements included in this Annual Report, the Company’s constrained liquidity and its failure, or expected failure, to comply with certain financial covenants under the Term Loan subsequent to April 30, 2026 raise substantial doubt about the Company’s ability to continue as a going concern, and the report of the Company’s independent registered public accounting firm on the Company’s fiscal 2026 Consolidated Financial Statements includes an explanatory paragraph regarding that substantial doubt. The Company has obtained covenant relief from its lenders only for a limited period and subject to the satisfaction of specified milestones and conditions, and management’s plans to address these conditions—including the review of strategic and financing alternatives being conducted under the oversight of a Special Committee of the Board of Directors—have not been fully implemented, are subject to factors outside of the Company’s control, and may not be successful. If the Company is unable to obtain sufficient liquidity, additional covenant relief or waivers, or new financing, or to consummate one or more strategic transactions, on acceptable terms or at all, the Company may be forced to seek relief under federal bankruptcy laws or to pursue a restructuring, wind-down, or liquidation, and holders of the Company’s common stock could experience a significant or complete loss of their investment. In addition, the existence of substantial doubt about the Company’s ability to continue as a going concern could adversely affect the Company’s relationships with customers, associates, suppliers, and other counterparties, its ability to attract and retain qualified personnel, and its ability to obtain financing on acceptable terms.
To preserve liquidity, the Company has curtailed its purchases of vehicle inventory, which has reduced and is expected to continue to reduce the Company's vehicle sales, finance receivable originations, and revenues.

The Company funds the acquisition of vehicle inventory primarily using cash flows from operations and collections on its finance receivables, and it does not currently have a revolving credit facility or warehouse credit facility available to fund inventory purchases. As a result of the constraints on the Company's liquidity—including the dedication of operating cash flows to debt service, the limitations imposed by the covenants under the Company's senior secured term loan, any decline in collections on its finance receivables, and the Company's inability to-date to establish a warehouse credit facility or other financing arrangements—the Company has significantly reduced, and for periods substantially suspended, its purchases of vehicle inventory. This reduction in inventory purchasing, together with the closure of approximately 60 dealership locations during fiscal 2026, has reduced the quantity and selection of vehicles available for sale at the Company's dealerships. A reduced and aging inventory has adversely affected, and is expected to continue to adversely affect, the Company's vehicle unit sales and revenues and the origination of new finance receivables. Because the Company finances substantially all of the vehicles it sells and derives a substantial portion of its revenues from interest income on its finance receivables, lower vehicle sales and reduced originations also reduce interest income and the future collections and operating cash flows available to fund inventory purchases and to service the Company's indebtedness. These effects may be self-reinforcing: constraints on the Company's liquidity reduce its ability to purchase inventory, which reduces vehicle sales, finance receivable originations and collections, which in turn further constrains the Company's liquidity. If the Company is unable to restore adequate inventory-purchasing capacity, including by re-establishing a warehouse or other financing arrangement and continuing to complete asset-backed securitization transactions, these conditions could continue to compound and have a further material adverse effect on the Company, including its liquidity, financial condition and results of operations.
The Company has a substantial amount of indebtedness, including the Term Loan, and the restrictive covenants in its debt agreements limit its operating and financial flexibility. In addition, the Company has recently entered into an amendment to the Term Loan under which the lenders agreed to temporarily waive certain defaults or anticipated defaults by the Company of certain conditions to the Term Loan, subject to the Company's compliance with certain milestones during the waiver period. A failure to comply with these milestones or the covenants in the Company's debt agreements could result in an event of default that, if not cured or waived, could result in the acceleration of the Company’s indebtedness, in which case such indebtedness would become immediately due and payable, the Company's lenders could foreclose on pledged collateral, the Company could be forced to enter into restructuring or liquidation proceedings, and holders of the Company's common stock could experience a significant or complete loss on their investments.
As of April 30, 2026, the Company had approximately $722.4 million of total outstanding indebtedness as reflected on its consolidated balance sheet, including approximately $263.7 million outstanding under the Term Loan, representing the carrying value, net of unamortized discount and debt issuance costs, of the $300.0 million principal amount outstanding, and approximately $458.7 million of non-recourse notes payable issued through asset-backed securitization transactions. The amount that would be required to repay the Term Loan exceeds the outstanding principal amount as a result of the call premium and make-whole provisions of the Credit and Guaranty Agreement. This level of indebtedness, together with any sustained decline in the Company’s operating cash flows, could have important consequences for the Company and its stockholders.
In recent quarters, the principal constraint on the Company's available liquidity has been the amortization structure of its outstanding asset-backed securitization trusts, together with the restrictive covenants under the Company's Term Loan and its inability, to date, to secure a revolving warehouse credit facility or other financing. The Company collects a significant amount of payments each month from customers, consisting of principal, interest, and fee payments on its finance receivables portfolio, but under the accelerated amortization structure that applies to most of its outstanding securitizations, a significant amount of those collections is paid directly to the trusts to retire outstanding non-recourse notes, leaving a reduced amount available to the Company to fund vehicle inventory purchases, finance receivable originations, and other operating needs. A revolving credit or warehouse facility would allow the Company to draw against the facility to fund operations and bridge the difference between the collections retained by the trusts and the Company's near-term funding needs; without one, the Company has had to rely on the reduced pool of collections it retains after trust paydowns, together with cash on hand. As a result, the Company has curtailed vehicle inventory purchases and reduced its dealership operations and finance receivables originations. The Company's reduced operations and resulting cash flow constraints make it more difficult for the Company to satisfy its obligations under the Term Loan and its other indebtedness, resulting in possible defaults on, and acceleration of, such indebtedness.
On June 19, 2026, the Company entered into an amendment to the Term Loan under which the lenders agreed to waive, during a limited relief period, certain specified defaults and anticipated defaults under the Term Loan, including with respect to the minimum liquidity and minimum collateral coverage ratio covenants and the requirement to deliver an audit opinion without a going concern qualification for fiscal 2026 (the “Amendment”). The relief period extends through September 7, 2026, subject to automatic extension through September 21, 2026 and November 6, 2026 only if specified conditions are satisfied, and the waivers become permanent only if the Company satisfies the conditions of the Amendment. During the relief period, the Company must comply with certain milestones and conditions, including maintaining a special committee of independent directors, delivering certain forecasts and reports (including a 13-week cash flow budget), progressing a process to explore financing, recapitalization, restructuring, or other strategic transactions, and entering into a support agreement with the administrative agent and requisite lenders, and the Company remains subject to revised financial covenants during the relief period, including minimum liquidity of $7.0 million as of each Friday and $5.0 million at all other times and a minimum collateral coverage ratio of 1.25 to 1.00 as of June 30, 2026 and 1.20 to 1.00 as of each month-end thereafter, enhanced reporting obligations, and restrictions on taking certain material actions. The Company also agreed to pay fees to the lenders of up to $18.0 million in connection with the Amendment and related waivers. Any failure to comply with the milestones or the restrictive covenants under the Term Loan could result in possible defaults on, and acceleration of, the Company's indebtedness; require the Company to dedicate further cash flows from operations to the payment of principal and interest on its indebtedness, thereby further reducing the funds available to purchase vehicle inventory, originate finance receivables, fund working capital and capital expenditures, and meet other general corporate needs; limit the Company’s ability to obtain additional financing or to refinance its existing indebtedness, or increase the cost of any such financing; and increase the Company’s vulnerability to adverse general economic and industry conditions, including increases in interest rates to the extent the Company’s borrowings bear interest at variable rates.
The agreements governing the Term Loan and the Company’s other debt instruments contain a number of other affirmative and negative covenants that impose operating and financial restrictions on the Company and may limit its ability to engage in acts that may be in its long-term best interest. These restrictions may limit the Company’s ability to, among other things, incur additional indebtedness, grant liens on its assets, make investments or acquisitions, dispose of assets, pay dividends or make other restricted payments, and enter into certain other transactions. In addition, the Company is required to comply with specified financial covenants. The Company’s ability to comply with these covenants may be affected by events beyond its control, including any continued deterioration in its operating results, the performance of its finance receivables portfolio, and the costs and disruption associated with dealership closures, and there can be no assurance that the Company will remain in compliance with these covenants in future periods.
A breach of any of these covenants, or the Company’s failure to comply with the required financial covenants or ratios, could result in an event of default under the Term Loan or the Company’s other debt agreements. If the Company breaches a covenant or anticipates that it may not remain in compliance with a financial covenant in a future period, it would be required to seek a waiver or an amendment from its lenders, and there can be no assurance that the Company would be able to obtain any such waiver or amendment on acceptable terms, or at all. If the Company is unable to obtain a necessary waiver or amendment, the covenant violation could result in an event of default under the Term Loan and entitle the lenders to declare all or a portion of the outstanding indebtedness immediately due and payable, and the Company may not have sufficient cash, operating cash flows or other sources of liquidity to repay or refinance the Term Loan to the extent it becomes due.
Certain of the Company’s debt instruments also contain cross-default or cross-acceleration provisions, such that an event of default under one instrument could result in an event of default under, and the acceleration of, other indebtedness. Upon the occurrence of an event of default that is not cured or waived, the Company’s lenders could elect to declare all amounts outstanding to be immediately due and payable, and foreclose on the collateral securing the indebtedness. If the Company’s indebtedness were to be accelerated, there can be no assurance that the Company would have, or would be able to obtain, sufficient funds to repay such indebtedness in full. The Company may also be unable to refinance the Term Loan or its other indebtedness, or to obtain additional financing, on commercially reasonable terms or at all, particularly in light of current conditions in the credit markets, the Company’s recent operating results, and any negative perception of the non-prime automotive finance industry. If these conditions were to occur, the Company could be forced to pursue one or more alternatives, which could include winding down or liquidating some or all of its finance receivables portfolio and operations, restructuring its indebtedness, or seeking relief under federal bankruptcy laws, any of which could result in a significant or complete loss of value to holders of the Company's common stock.
The Company's liquidity is currently constrained and is substantially dependent on a limited number of funding sources. Any continued or future challenges involving the availability or cost of capital and working capital financing could further adversely affect the Company’s operations and its business and growth strategies. Any material volatility and disruption of the capital and credit markets and adverse changes in the global economy could have a negative impact on the Company’s ability to access the credit markets in the future and/or obtain credit on favorable terms.
The Company generates cash from income from continuing operations. The cash is primarily used to fund finance receivables growth. In addition to income from continuing operations, the Company generally funds its finance receivables growth and operations through periodic issuances of non-recourse notes through asset-backed securitization transactions and, more recently, borrowings under the Term Loan. The Company does not currently have a revolving credit facility or a warehouse credit facility available to fund the origination of finance receivables or the acquisition of vehicle inventory. As a result, the Company is substantially dependent on income from continuing operations, collections on its existing finance receivables, and its continued access to the asset-backed securitization market to fund its operations and liquidity needs. Unless the Company is able to put in place a warehouse credit facility or other financing arrangements, or otherwise increase its available sources of liquidity, the Company expects that its liquidity will continue to be constrained.
Subsequent to April 30, 2026, the Company failed, or expected to fail, to comply with the minimum liquidity and minimum collateral coverage ratio covenants under the Term Loan. The Company obtained a series of short-term waivers from its lenders and, on June 19, 2026, entered into an amendment to the Term Loan that provides covenant relief for a limited period, subject to the Company's satisfaction of specified milestones and conditions during that period, and the related waivers become permanent only if the Company satisfies the conditions of the amendment. If the Company fails to satisfy these milestones or conditions, or is unable to obtain further covenant relief, waivers or financing before the relief period expires, the lenders would be entitled to accelerate the outstanding indebtedness, which could trigger cross-default or cross-acceleration provisions under the Company's other financing arrangements, and the Company would not have sufficient liquidity to repay such indebtedness if it were accelerated.
Any adverse change in the Company’s ability to access the securitization market or to establish additional financing arrangements, or any increase in the cost of such financing, would likely have a negative impact on the Company’s ability to finance receivables growth and to fund its operations, which would adversely affect the Company’s liquidity and ability to continue as a going concern. Further, the Company’s non-recourse notes payable contain various reporting and/or financial performance covenants. Any failure of the Company to comply with these covenants could similarly trigger cross-default or cross-acceleration provisions under the Company's other financing arrangements, which would likely cause the Company to enter into bankruptcy proceedings, which could cause common stockholders to experience a significant or complete loss of their investment.
If the capital and credit markets experience disruptions and/or the availability of funds continues to be restricted, it is possible that the Company’s ability to access the capital and credit markets may be further limited or available on less favorable terms which could have an impact on the Company’s ability to secure necessary operating capital, refinance maturing debt or react to changing economic and business conditions. In addition, if negative domestic or global economic conditions persist for an extended period of time or worsen substantially, the Company’s business may suffer in a manner which could cause the Company to fail to satisfy the financial and other restrictive covenants under the Term Loan and its other debt agreements.
If a back-up servicer is activated with respect to one or more of the Company's asset-backed securitization trusts, collection results on the related receivables may be lower than if the Company continued to service them, which could diminish the value of the Company's residual interest in the affected trust and adversely affect its financial condition and results of operations.
The Company or one of its subsidiaries currently serves as servicer for each of its outstanding term securitization transactions, managing collection activities for the auto finance receivables held by the related trusts in the same manner it services its overall receivables portfolio. The Company believes that, as originator and current primary servicer, it is best positioned to service these receivables through both its centralized and decentralized, relationship-based collection model, its familiarity with its non-prime customer base, and its established collection practices and infrastructure. Each securitization transaction, however, requires that a back-up servicer be in place and be capable of assuming servicing upon the occurrence of a servicer default, termination event, insolvency, or other specified event with respect to the Company as servicer.
If a back-up servicer were to become successor servicer under one or more of the Company's securitizations, there is no assurance it would service the related receivables in the same manner as the Company, apply the same collection practices and account-management philosophy, or achieve comparable results. Back-up servicers are typically third-party specialty servicers that rely on call-center-based collection models and may have less familiarity with the Company's customer base, dealership network, and in-person payment collection practices important to a significant portion of its customers. As a result, delinquencies, defaults, and credit losses on receivables serviced by a back-up servicer could be higher than if the Company had continued to service them.
The Company carries the receivables and related non-recourse notes payable of its term securitization trusts on its balance sheet in recognition of its residual economic interest in the related receivable pools and, following repayment of the associated indebtedness, is generally entitled to the remaining assets of each trust. Any diminishment in collection performance following a transfer of servicing could disproportionately affect the residual value the Company ultimately expects to realize, since overcollateralization and any reserve account would generally absorb losses before noteholders are affected. A reduction in expected residual value, together with any transition costs or fees payable to a back-up servicer, could adversely affect the Company's financial condition, results of operations, and liquidity, and could affect the terms on which the Company accesses the securitization markets in the future.
The Company’s review of strategic and financing alternatives, negotiations with its lenders, and related matters have diverted, and are expected to continue to divert, management’s attention from the Company’s ordinary-course business operations.
Members of the Company’s senior management have devoted, and are expected to continue to devote, substantial time and attention to the Company’s evaluation of strategic and financing alternatives, negotiations with its lenders and other stakeholders, and related reporting and compliance obligations, which reduces the time and attention management is able to devote to the day-to-day operation of the Company’s business. This diversion of attention, together with the related demands on the Company’s personnel and the significant professional and advisory fees the Company has incurred and expects to continue to incur in connection with these matters, could adversely affect the Company’s operations, sales, collections, relationships with customers, associates, and suppliers, and results of operations. There can be no assurance that the review of strategic and financing alternatives will result in any transaction or other outcome favorable to the Company or its stockholders.
The Company previously identified a material weakness in its internal control over financial reporting, which has since been remediated. If the Company fails to maintain effective internal control over financial reporting in the future, its ability to produce accurate financial statements on a timely basis could be impaired and its public reporting may be unreliable.
Effective internal control over financial reporting is necessary for the Company to detect and prevent material misstatements in a timely manner in order to provide reasonable assurance regarding the reliability of its financial reporting and the presentation of its financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits to the SEC is accumulated and communicated to management to allow timely decisions regarding required disclosure. A material weakness, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2025, management identified a material weakness in the Company's internal control over financial reporting and concluded that the Company's internal control over financial reporting and disclosure controls and procedures were not effective as of April 30, 2025 due to that material weakness.
During the fiscal year ended April 30, 2026, the Company implemented significant organizational and process improvements to address the material weakness, including hiring experienced financial reporting personnel and enhancing its disclosure controls and procedures. These remediation actions were monitored by the Audit Committee of the Board of

Directors. Based on the measures implemented and the results of management's testing of the design and operating effectiveness of the related controls, management concluded that the material weakness was remediated as of April 30, 2026.
Although the material weakness has been remediated, completion of these remediation efforts does not provide assurance that the Company's remediated controls will continue to operate effectively or that the Company will not identify additional material weaknesses in the future. If the Company fails to maintain effective internal control over financial reporting, or identifies any future material weaknesses, the accuracy and timing of its financial reporting may be adversely affected, it may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and it may experience a loss of public confidence, which could have an adverse effect on the Company's business, financial condition and the market price of the Company's common stock.
The Company is required to disclose changes made in its internal control procedures on a quarterly basis, and management is required to assess the effectiveness of these controls annually. As an "accelerated filer," the Company's independent registered public accounting firm is required to attest to the effectiveness of the Company's internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of the Company's internal controls could detect problems that management's assessment might not. Any material weaknesses identified in the future could lead to financial statement restatements and require the Company to incur additional expenses of remediation. In addition, if the Company is unable to conclude in future periods that its internal control over financial reporting is effective, the Company could lose investor confidence in the accuracy and completeness of its financial reports, the market price of its securities could decline, and the Company could be subject to sanctions or investigations by regulatory authorities. Failure to remedy any future material weakness in the Company's internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict the Company's future access to the capital markets.
The recent closure of a significant number of the Company’s dealerships and any future dealership closures could disrupt collections on its finance receivables, particularly because many of the Company’s customers make payments in person.

The Company closed 60 dealerships in fiscal year 2026 and may in the future close additional dealerships in connection with efforts to reduce costs and improve its operating performance. A large number of the Company’s customers have historically made their scheduled contract payments in person at the Company’s dealerships and have not traditionally remitted payments to non-store locations or through alternative payment channels. To date, the Company has transitioned the servicing and collection of accounts associated with the dealerships closed during fiscal 2026 to either nearby dealerships or centralized collections. However, the transition of these accounts remains ongoing. Affected customers whose dealerships have closed may become more likely to not make their payments in a timely manner, or may not make them at all, which could increase delinquencies, defaults, repossessions and credit losses, accelerate charge-offs, and reduce the cash flows the Company collects on its finance receivables portfolio. Any future dealership closures could similarly disrupt customer payments and have an adverse effect on the Company's collections and operating results. There can be no assurance that the Company's centralized collections model or its other mitigation efforts will be effective in maintaining collections on accounts associated with closed dealerships or future dealership closures.
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
The Company is dependent upon the continued contributions of its management teams. Because the Company maintains a largely decentralized operation in which each dealership is responsible for inspecting and selling its own vehicles, making credit decisions and collecting contracts it originates, the key employees at each dealership are important factors in the Company’s ability to implement its business strategy. Consequently, the loss of the services of key employees could have a material adverse effect on the Company’s results of operations. In addition, when the Company decides to open new dealerships, the Company will need to hire additional personnel. The market for qualified employees in the industry and in the regions in which the Company operates is highly competitive and may subject the Company to increased labor costs during periods of low unemployment or times of increased competition for labor.
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
In the normal course of business, the used automotive retail industry is subject to changes in national and regional U.S. economic conditions, including, but not limited to, interest rates, gasoline and grocery prices, inflation, personal discretionary spending levels, and consumer sentiment about the economy in general. Downturns in economic conditions, disruptions in the equity or debt markets, high unemployment or underemployment, depressed vehicle or housing prices, unsustainable debt levels, high inflation, high interest rates, unfavorable changes in interest rates, the introduction of trade tariffs or other policies that negatively impact the automotive industry, declines in household incomes or savings, deteriorating consumer or business sentiment, consumer or commercial bankruptcy filings, or declines in the strength of national or local economies can decrease demand for our products and services, increase the amount and rate of delinquencies and losses, raise our operating and other expenses, and negatively impact the returns on and the value of our portfolio.
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
During fiscal 2026, the effects of inflation, including elevated prices for essential goods and services, and other macroeconomic pressures on the Company’s non-prime customer base contributed to increased delinquencies, repossessions, and credit losses and to a higher provision and allowance for credit losses, while tariffs and other changes in trade policies increased the Company’s vehicle acquisition costs. Prolonged or future disruptions in domestic or global economic and market conditions, including further changes in tariffs or trade policies, elevated interest rates or inflation, reduced consumer credit availability, or declines in consumer confidence or discretionary spending levels, could exacerbate these effects and could further adversely affect the Company’s business, financial condition, results of operations, and liquidity. Due to the Company’s focus on non-prime customers, its actual rate of delinquencies, repossessions and credit losses on contracts could be higher under adverse economic conditions than those experienced in the automotive retail finance industry in general.
Increases in fuel prices, including those resulting from the ongoing conflict involving the United States, Israel and Iran, could reduce the disposable income of the Company’s non-prime customers and decrease demand for the vehicles the Company sells, which could have a material adverse effect on the Company.
Beginning in late February 2026, the United States and Israel commenced military operations against Iran, and the resulting hostilities have disrupted global oil supplies, including through reduced transit of crude oil and refined products through the Strait of Hormuz, through which a significant portion of the world’s seaborne oil and natural gas ordinarily passes. These developments have contributed to a substantial increase in crude oil prices and in retail fuel prices in the United States. Based on publicly available data, the U.S. national average retail price of regular gasoline increased by approximately 50% from pre-conflict levels, to its highest level since 2022. Elevated fuel prices may reduce consumer demand for, and the affordability of, the vehicles the Company sells, particularly among the non-prime customers on which the Company’s business depends.
Because the Company’s customers are predominantly non-prime borrowers with limited financial resources, sustained increases in fuel and other essential costs reduce the disposable income these customers have available to service their installment contracts. As a result, the Company believes that elevated fuel prices, together with other macroeconomic pressures on its customer base, contributed to the increases in its provision for credit losses and allowance for credit losses during the fourth quarter of fiscal 2026 compared to the fourth quarter of fiscal 2025. Any sustained period of higher fuel prices or future increases in fuel prices could further increase the amount and rate of delinquencies, defaults and repossessions in the Company’s finance receivables portfolio, increase the Company’s provision and allowance for credit losses, and reduce collections, including at a time when a portion of the Company’s customers continue to remit payments in person at its dealerships. The duration and severity of the conflict, the status of the Strait of Hormuz and the resulting effect on fuel prices are uncertain and outside the Company’s control, and these effects could persist even if the conflict de-escalates. Any of the foregoing could have a material adverse effect on the Company.
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
Additionally, the Company’s ability to procure vehicles may be adversely affected by disruptions in the wholesale and auction markets, including closures or reduced operations due to continued economic volatility, future public health crises, or other unforeseen factors. Such disruptions could restrict access to vehicles or drive up acquisition costs, further impacting the Company’s operational performance and margins.
The used automotive retail industry is fragmented and highly competitive, which could result in increased costs to the Company for vehicles and adverse price competition. Increased competition on the financing side of the business could result in increased credit losses.
The Company competes principally with other independent Integrated Auto Sales and Finance dealers, and with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions. The Company competes for both the purchase and resale of used vehicles; in most cases, resales include financing for the customer. The Company’s competitors may sell the same or similar makes of vehicles that Car-Mart offers in the same or similar markets at competitive prices. Increased competition in the market, including new entrants to the market, could result in increased wholesale costs for used vehicles and lower-than-expected vehicle sales and margins. Further, if any of the Company’s competitors seek to gain or retain market share by reducing prices for used vehicles, the Company would likely reduce its prices in order to remain competitive, which may result in a decrease in its sales and profitability and require a change in its operating strategies. Increased competition on the financing side puts pressure on contract structures and increases the risk for higher credit losses. More qualified applicants have more financing options on the front-end, and if events adversely affecting the borrower occur after the sale, the increased competition may tempt the borrower to default on their contract with the Company in favor of other financing options, which in turn increases the likelihood of the Company not being able to save that account.
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
The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the twelve states where the Company operates. The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas with approximately 26% of revenues resulting from sales to Arkansas customers. The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets. Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative effect on the Company’s results of operations.
The Company’s growth strategy is dependent upon the following factors:
•Favorable operating performance and access to capital. Our ability to increase revenues at existing dealerships or to expand our business through additional dealership openings or strategic acquisitions is dependent on a sufficiently favorable level of operating performance, and on access to adequate liquidity and capital, to support the management, personnel, inventory and capital resources necessary to successfully grow existing locations, open and operate new locations, or complete acquisitions. The Company does not expect to be able to pursue these growth initiatives unless and until it restores adequate liquidity and financing, including warehouse financing.
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
•Ability to attract and retain management for new and existing dealerships. The success of the Company's dealerships is dependent upon the Company being able to hire and retain additional competent personnel. The market for qualified employees in the industry and in the regions in which the Company operates is highly competitive. If we are unable to hire and retain qualified and competent personnel to operate our dealerships, these dealerships may not be profitable, which could have a material adverse effect on our future financial condition and operating results.
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
If conditions arise that impair vehicle sales during the first or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large. Due to capital constraints and limited inventory purchases, the Company experienced weaker sales volumes in the fourth quarter of fiscal 2026, which had a material adverse impact on the Company’s total revenues for the fiscal year. The Company expects reduced sales from the ongoing capital and inventory constraints to further adversely impact the Company's revenues and operating results during the first quarter of fiscal 2027 and, unless and until the Company's liquidity position improves and inventory purchases and contract originations return to normalized levels, during subsequent periods as well.
The effects of any future public health crisis could have a significant impact on our business, sales, results of operations and financial condition.
The global outbreak of COVID-19 led to severe disruptions in general economic activities, particularly retail operations and global supply chains, and affected consumer demand and the overall health of the U.S. economy for an extended period following the height of the pandemic. The effects of any future pandemic or similar public health crises could negatively impact all aspects of our business, including consumer demand, used vehicle sales and financing, finance receivable collections, repossession activity and inventory acquisition. The continued health and productivity of our associates, including management teams, is critical to our business, and any disruption could adversely affect our operations. The consequences of any future adverse public health developments could have a material adverse effect on our business, sales, results of operations and financial condition.
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
Although shares of the Company’s common stock are traded on the NASDAQ Global Select Market, the average daily trading volume in the Company’s common stock is less than that of other larger automotive retail companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the average daily trading volume of the Company’s common stock, the market price of the Company’s common stock may be subject to greater volatility than companies with larger trading volumes as smaller transactions can more significantly impact the Company’s stock price. Significant sales of the Company’s common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of the Company’s common stock. The price of the Company’s common stock may also be subject to wide fluctuations based upon the Company’s financial condition, operating results, general economic and market conditions, general trends and prospects for our industry, announcements by competitors, the Company’s ability to achieve any long-term targets or performance metrics and other factors. Any such fluctuations could increase the Company’s risk of being subject to securities class action litigation, which could result in substantial costs, divert management’s attention and resources and have other material adverse impacts on the Company’s business. Additionally, low trading volumes may limit a stockholder’s ability to sell shares of the Company’s common stock.
The Company needs to raise additional capital, and raising capital through the issuance of equity or equity-linked securities could substantially dilute existing stockholders and adversely affect the market price of the Company’s common stock.
The Company may require additional capital to fund its operations, to service or repay its indebtedness, including the Term Loan, to support the origination of finance receivables, to maintain adequate liquidity, or to respond to business challenges, declining operating results, or the costs and disruption associated with dealership closures. The Company’s ability to obtain additional financing will depend on a number of factors, including its operating results and financial condition, prevailing conditions in the capital and credit markets, and investor and lender perceptions of the Company and the non-prime automotive finance industry, and additional financing may not be available to the Company when needed on terms that are acceptable to the Company, or at all. If the Company is unable to obtain needed capital on a timely basis or on acceptable terms, it may be unable to fund its operations, pursue its business strategy or satisfy its obligations as they become due, which could have a material adverse effect on the Company.

If the Company raises additional capital by issuing shares of its common stock, or securities that are convertible into or exchangeable or exercisable for shares of its common stock, its existing stockholders may experience significant dilution, and any such issuance may be made at prices below the then-current market price of the common stock. The actual or anticipated issuance or sale of substantial amounts of the Company’s common stock, or the perception that such issuances or sales could occur, may adversely affect the market price of the Company’s common stock, particularly given the limited trading volume described above. In addition, any preferred stock or other senior securities the Company may issue could have rights, preferences and privileges senior to those of the holders of the Company’s common stock, including with respect to the payment of dividends and amounts payable upon liquidation. The Term Loan and the Company’s other debt agreements also contain restrictions that may limit the Company’s ability to raise capital, incur additional indebtedness or use the proceeds of any financing, and the Company may be required to obtain the consent of its lenders in connection with certain capital-raising transactions. Any of the foregoing could have a material adverse effect on the Company and on the market price of its common stock.
In connection with the Term Loan, on October 30, 2025, the Company issued to Silver Point and certain of its affiliates warrants to purchase an aggregate of 937,487 shares of the Company’s common stock at an exercise price of $22.63 per share. The warrants expire on October 30, 2031, and the exercise price and the number of shares underlying the warrants are subject to adjustment upon specified events. The Company has registered the shares underlying the warrants for resale, and the exercise of the warrants would dilute the Company’s existing stockholders, while sales of the underlying shares, or the perception that such sales could occur, could adversely affect the market price of the Company’s common stock.
If the Company is unable to comply with the continued listing requirements of the Nasdaq Stock Market, its common stock could be delisted.
The Company's common stock is listed on the Nasdaq Global Select Market under the symbol "CRMT." Nasdaq's continued listing standards require, among other things, that the Company maintain a minimum closing bid price of $1.00 per share and satisfy minimum thresholds for the market value of publicly held shares, stockholders' equity (or, in the alternative, total assets and total revenue), and corporate governance. If the Company's common stock were to trade below $1.00 for 30 consecutive business days, or if the Company failed to satisfy another continued listing standard, Nasdaq would notify the Company and the Company would generally have a cure period (typically 180 days for a minimum bid price deficiency) in which to regain compliance, which it may be unable to do. The substantial doubt about the Company's ability to continue as a going concern, the outcome of the Company's review of strategic and financing alternatives (including any restructuring, recapitalization or bankruptcy, which could result in the cancellation of the common stock), any dilutive equity issuance, and volatility in the price and trading volume of the common stock each increase the risk that the Company will fail to meet one or more of these standards. If the Company's common stock were delisted, it could trade only in the over-the-counter market or on the "pink sheets," which would likely reduce its liquidity and market price, decrease analyst coverage and institutional ownership, impair the Company's ability to raise capital, and could constitute a default or trigger other adverse consequences under the Company's financing arrangements. There can be no assurance that the Company will be able to maintain the listing of its common stock on Nasdaq.
The Company currently does not intend to pay future dividends on its common stock.
The Company historically has not paid cash dividends on its common stock and currently does not anticipate paying future cash dividends on its common stock. Any determination to pay future dividends and other distributions in cash, stock, or property by the Company in the future will be at the discretion of the Company’s Board of Directors and will be dependent on then-existing conditions, including the Company’s financial condition and results of operations and contractual restrictions. The Company is also restricted from paying dividends or making other distributions to its shareholders without the consent of its lenders. Therefore, stockholders should not rely on future dividend income from shares of the Company’s common stock.
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
We also expect our suppliers and third-party service providers to follow the same industry-standard security practices that we follow. Despite having thorough due diligence, onboarding, and cybersecurity assessment processes in place for our suppliers, the responsibility ultimately rests with our suppliers to establish and uphold their respective cybersecurity programs. The ability and availability of information to monitor the cybersecurity practices and controls of our suppliers and third-party service providers is limited, and there can be no assurance that we can prevent or mitigate the risk of any compromise or failure in information systems, software, networks, and other assets owned or controlled by our suppliers and third-party service providers. Although the Company attempts to manage its exposure to such events through the purchase of cyber liability insurance, such events are inherently unpredictable, and insurance may not be sufficient to protect the Company against all losses. There is no assurance that the Company’s security systems or processes will prevent or mitigate future break-ins, tampering, security breaches or other cyber-related attacks.
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
Our information security team works closely with key stakeholders, including regulators, government agencies, peer institutions, and industry groups, and develops and invests in talent and innovative technology to manage cybersecurity risk.
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
Item 2. Properties
As of April 30, 2026, the Company leased approximately 83% of its facilities, including dealerships and the Company’s corporate offices. These facilities are located principally in the states of Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company’s corporate offices are located in approximately 50,000 square feet of leased space in Rogers, Arkansas. For additional information regarding the Company’s properties, see “Operations-Dealership Locations and Facilities” under Item 1 above.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Equity
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol CRMT.
Holders of Record
As of July 14, 2026, there were approximately 955 shareholders of record. This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.
Stockholder Return Performance Graph
Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the market-weighted value of a customized peer group of automotive dealership companies (“Auto Dealerships”) composed of the common stock of Asbury Automotive Group, Inc.; AutoNation, Inc.; CarMax, Inc.; Copart, Inc.; Group 1 Automotive, Inc.; Lithia Motors, Inc.; Penske Automotive Group, Inc.; Rush Enterprises, Inc.; and Sonic Automotive, Inc. for the period of five fiscal years commencing on May 1, 2021 and ending on April 30, 2026.
The graph assumes that the value of the investment in the Company’s common stock and each index or peer group was $100 on April 30, 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among America's Car-Mart, Inc., the NASDAQ Composite Index,
and Auto Dealerships
200
180
160
140
120
100
80
60
40
20
0
4/21
4/22
4/23
4/24
4/25
4/26
America's Car-Mart, Inc.
NASDAQ Composite
Auto Dealerships

* $100 invested on 4/30/2021 in stock or index, including reinvestment of dividends. Fiscal year ending April 30.
The dollar value at April 30, 2026 of $100 invested in the Company’s common stock on April 30, 2021 was $8.10, compared to $184.96 for the NASDAQ Market Index (U.S. Companies) and $103.42 for the Auto Dealerships peer group.

Dividend Policy
Since its inception, the Company has paid no cash dividends on its common stock. The Company currently intends for the foreseeable future to continue its policy of retaining earnings to finance future growth. Payment of cash dividends in the future will be determined by the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions that may exist, and such other factors as the Board of Directors may deem relevant. The Company is currently restricted from paying dividends or making other distributions to its shareholders without the consent of its lenders. See “Liquidity and Capital Resources” under Item 7 of Part II for more information regarding these restrictions.
Issuer Purchases of Equity Securities
On December 14, 2020, the Board of Directors authorized the repurchase of up to one million shares in addition to the balance remaining under its previous authorization approved and announced on November 16, 2017. On October 30, 2025, the Company entered into a new Credit and Guaranty Agreement that, among other things, limits the Company's ability to repurchase shares of its common stock or make other shareholder distributions, including restricting the Company from future repurchases of the Company’s stock. See Note C to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information on these restrictions. No shares of the Company’s common stock were purchased under the Company’s stock repurchase program during the fourth quarter of fiscal 2026.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Overview
America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2026, the Company operated 94 dealerships located primarily in small cities throughout the South-Central United States.
Fiscal 2026 was a transitional year defined principally by the Company’s efforts to address its liquidity position and capital structure. Constraints on available origination capital led the Company to reduce finance receivable originations, lower inventory levels, and tighten underwriting standards. Beginning in the third quarter of fiscal 2026, the Company also undertook a footprint optimization initiative through which it consolidated 60 dealership locations into nearby, higher-performing dealerships, reducing its active dealership count from 154 at April 30, 2025 to 94 at April 30, 2026. On October 30, 2025, the Company closed a five-year, $300.0 million senior secured term loan facility with funds managed by Silver Point Capital, L.P., and used a portion of the proceeds to repay and retire its revolving line of credit, with the remainder used for general operating and corporate purposes. As further described under “Liquidity and Capital Resources” and in Note B to the Consolidated Financial Statements, the conditions affecting the Company’s liquidity and capital structure raise substantial doubt about its ability to continue as a going concern.
Total revenue for fiscal 2026 decreased 7.9% to $1,281.5 million, compared to a decline of 0.2% in fiscal 2025. The decrease was primarily attributable to a decline in retail units sold—reflecting the reduction in active dealership locations and the pause in inventory purchases resulting from the Company’s liquidity constraints—partially offset by a 3.4% increase in the average retail sales price and a 3.7% increase in interest and other income. The Company reported a net loss attributable to common stockholders of $139.2 million, or $16.79 per diluted share, for fiscal 2026, compared to net income of $17.9 million, or $2.33 per diluted share, for fiscal 2025. Notwithstanding the decline in revenue in each of the past two years, over the last ten fiscal years, the Company’s annual revenue growth has averaged 9.1%.
From fiscal 2024 to fiscal 2026, sales performance was shaped primarily by the Company's liquidity position and the resulting moderation of finance receivable originations. With limited origination capital available — and no revolving warehouse facility in place to bridge the period between origination and securitization following the Company's repayment and termination of its prior asset-backed revolving line of credit on October 30, 2025 — the Company deliberately reduced originations and lowered inventory levels, which in turn constrained retail unit volume. Finance receivable originations decreased to $952.5 million in fiscal 2026 from $1,075.1 million in fiscal 2025, and inventory declined to $54.1 million at April 30, 2026 from $112.2 million a year earlier. As a result, used vehicle sales revenue declined, driven principally by lower retail unit sales rather than by a change in underlying customer demand. Wholesale revenue also decreased, reflecting a lower volume of repossessed vehicles available for resale.
The Company generates revenue primarily through the sale of used vehicles—typically accompanied by a related service contract and accident protection plan—together with interest income and late fees from financing. Its cost structure is relatively fixed and is therefore sensitive to changes in sales volume. Revenue is influenced by competition, the availability of funding in the subprime automobile industry and for the Company specifically, broader macroeconomic conditions, and fluctuations in the cost of acquiring vehicles for resale. Because the Company's selling price is largely a function of its vehicle acquisition cost, increases in purchase costs generally result in higher selling prices, which can pressure gross margin percentages and contract terms as the Company seeks to preserve affordable payment options for a customer base with limited financial flexibility. Declines in new vehicle sales, particularly of domestic brands, reduce the future supply of used vehicles and tend to raise wholesale prices, and changes in consumer credit availability, broader economic conditions, and the imposition of (or threats to impose) tariffs or other trade restrictions could similarly affect both the demand for and the acquisition cost of vehicles.

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
The Company places significant emphasis on building strong, long-term customer relationships, which it believes generate the repeat business that is integral to its success. It pairs a "local," face-to-face approach to customer service with continued investment in digital and online capabilities intended to deliver a more integrated, seamless sales and service experience, and, subject to recent inventory funding constraints, it offers a diverse mix of vehicles at a variety of price points to address affordability across a broad range of customer needs.
    The Company closely monitors key underwriting variables—including down payments, contract terms, and customer credit scores—to support customers' ability to meet their payment obligations. After the sale, collections, delinquencies, and charge-offs are central to assessing the Company's financial condition and results of operations, and management monitors these measures on an ongoing basis to enable timely intervention and adjustments to strategy.
The Company maintains a consistent focus on collections. For most of fiscal 2026, collections were conducted at the dealership level under the oversight of the corporate office, and in the fourth quarter of fiscal 2026 the Company began rolling out a centralized collections model intended to improve the consistency and efficiency of its collection activities across its footprint. Total collections of principal, interest, and late fees increased by $15.9 million, or 2.2%, to $730.0 million in fiscal 2026, compared to $714.1 million in fiscal 2025. The average total collected per active customer per month increased to $590.56, compared to $575.48 for fiscal 2025. These results underscore the positive impact of our enhanced payments platform, which has streamlined processes and improved overall collection efficiency.
The credit performance of the Company's portfolio is reflected in the provision for credit losses, which increased to 40.8% of sales in fiscal 2026, from 32.7% in fiscal 2025 and 36.5% in fiscal 2024—the high end of a five-year range that has run from approximately 22.9% in fiscal 2022 to 40.8% in fiscal 2026. The increase as a percentage of sales reflected the reduction in finance receivable originations during the year—which lowered the sales base, along with changes in macroeconomic conditions affecting the Company's customer base. The provision also increased in absolute terms, to $419.2 million in fiscal 2026 from $374.6 million in fiscal 2025.
As of April 30, 2026, the Company's allowance for credit losses increased to 25.15% of finance receivables, net of deferred revenue and pending accident protection plan claims, from 23.25% at April 30, 2025. The increase was driven primarily by changes in macroeconomic conditions affecting the Company's customer base—including persistent inflation in essential goods and services and, in the fourth quarter, elevated fuel prices—which reduced customers' disposable income and contributed to an increase in the frequency of losses. The reduction in finance receivable originations undertaken to preserve liquidity also contributed to the higher allowance percentage by reducing the receivables base against which the allowance is measured. These factors were partially offset by shifts in portfolio mix, including the growing share of receivables originated through the Company's loan origination system ("LOS") and receivables from recently acquired locations. The LOS centralizes customer information—including internal credit scores, down-payment percentages, and credit reports—in a single location, which supports more informed credit decisions and stronger credit management.
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
Over the past five fiscal years, the Company’s gross margin as a percentage of sales has fluctuated, reaching a high of approximately 36.7% in fiscal 2025 and a low of 33.5% in fiscal 2023, with an average of 35.4%. Gross margin was 35.4% of sales in fiscal 2026, compared to 36.7% in fiscal 2025. The prior year included a 0.7% benefit resulting from a change in accounting estimate related to revenue recognition for service contracts implemented in the second quarter of fiscal 2025. The remaining year-over-year change reflects a higher average retail sales price, which increased $666 to $20,064 (and increased $303 to $17,618 excluding ancillary products), partially offset by the Company's initiatives around pricing discipline, lower frequency and severity of vehicle repair costs, and improved retention of wholesale buyers for vehicles repossessed by the Company. Because higher-priced vehicles typically carry higher gross margin dollars but lower gross margin percentages, the increase in average selling price contributed to higher gross profit dollars per unit even as the gross margin percentage declined; total gross profit per retail unit sold increased $74 over the prior fiscal year to $7,442. Gross margin is also affected by the percentage of wholesale sales to retail sales, which relates, for the most part, to repossessed vehicles sold at or near cost. The Company plans to continue to focus on managing gross margin dollars in the near term, as well as on improving wholesale results, cost controls, and operational improvement around the acquisition and disposal of vehicles.
Hiring, training, and retaining qualified associates is critical to the Company’s success. The Company's ability to implement and maintain operating initiatives and, as applicable, add new dealerships depends on the number of trained managers and support personnel the Company has at its disposal. Excessive turnover, particularly at the dealership manager level, could impact the Company’s ability to meet operational initiatives and, subject to available capital and appropriate market conditions, add new dealerships. The landscape for hiring remains very competitive. The Company has continued to add resources to recruit, train, and develop personnel, especially personnel targeted to fill dealership manager positions. The Company expects to continue to invest in the development of its workforce.
The Company continues to prioritize investments that improve its products and services and increase operating efficiency over time. One of its most significant investments has been enhancing its technology and processes for credit applications and decision-making through its loan origination system ("LOS"). The LOS enables customers to apply for credit in advance of a vehicle purchase, authorize a soft credit inquiry during the application process, receive application status updates by text message, and access centralized appointment setting, while centralizing approval decisions for applications submitted through the online platform. Through the LOS, the Company has tightened its credit approval standards, primarily by requiring higher down payments and shorter terms from certain customers.

Consolidated Operations
(Operating Statement Dollars in Thousands)

				% Change
				2026	2025
	Years Ended April 30,			vs.	vs.	As a % of Sales
	2026	2025	2024	2025	2024	2026	2025	2024
Operating Statement:
Revenues:
Sales	$1,027,813	$1,146,208	$1,160,798	(10.3)%	(1.3)%	100.0%	100.0%	100.0%
Interest and other income	253,689	244,724	233,096	3.7	5.0	24.7	21.4	20.1
Total revenues	$1,281,502	$1,390,932	$1,393,894	(7.9%)	(0.2%)	124.7%	121.4%	120.1%

Costs and expenses:
Cost of sales	$663,981	$726,055	$758,546	(8.5)%	(4.3)%	64.6%	63.3%	65.3%
Selling, general and administrative	208,084	188,921	179,421	10.1	5.3	20.2	16.5	15.5
Provision for credit losses	419,230	374,559	423,406	11.9	(11.5)	40.8	32.7	36.5
Interest expense	74,494	70,650	65,348	5.4	8.1	7.2	6.2	5.6
Impairment expense	11,016	—	—	100.0	—	1.1	—	—
Depreciation and amortization	8,207	7,647	6,871	7.3	11.3	0.8	0.7	0.6
Loss on extinguishment of debt	4,476	—	—	100.0	—	0.4	—	—
(Gain) Loss on disposal of property and equipment	(5)	299	437	(101.7)	(31.6)	—	—	—
Total cost and expenses	$1,389,483	$1,368,131	$1,434,029	1.6%	(4.6%)	135.1%	119.4%	123.5%

(Loss) income before taxes	$(107,981)	$22,801	$(40,135)			(10.5)%	2.0%	(3.5)%

Operating Data:
Retail units sold	48,891	57,022	57,989	(14.3)%	(1.7)%
Average dealerships in operation	146	154	154	(5.2)	—
Average units sold per dealership per month	27.9	30.9	31.4	(9.7)	(1.6)
Average retail sales price	$20,064	$19,398	$19,113	3.4	1.5
Gross profit per retail unit sold	$7,442	$7,368	$6,937	1.0	6.2
Same store revenue growth	(2.2)%	(5.0)%	(1.0)%
Receivables average yield	17.3%	16.6%	16.2%

Fiscal 2026 Compared to Fiscal 2025
Total revenues decreased $109.4 million, or 7.9%, in fiscal 2026 compared to fiscal 2025, primarily as a result of declines in revenues from (i) dealerships that operated a full twelve months in fiscal 2026 ($22.4 million) and (ii) dealerships that were closed during fiscal 2026 ($87.0 million). The Company did not open or acquire any dealerships during fiscal 2026. The overall decline in revenue for fiscal 2026 was primarily due to a 14.3% decline in retail units sold, reflecting the consolidation of 60 dealership locations during fiscal 2026 under the Company's footprint optimization initiative and the Company's constrained access to origination capital, which led it to reduce finance receivable originations and lower inventory levels. The Company does not attribute the decline in units sold to any reduction in underlying customer demand. The impact of lower unit volume was partially offset by a 3.4% increase in the average retail sales price and a 3.7% increase in interest and other income. Interest and other income increased approximately $9.0 million compared to fiscal 2025, reflecting a higher average yield on the finance receivables portfolio—including the effect of risk-based pricing and higher contractual interest rates on more recently originated contracts—notwithstanding a decline in average finance receivables.
The cost of sales as a percentage of total sales increased to 64.6% in fiscal 2026, compared to 63.3% in fiscal 2025, resulting in a gross margin of 35.4% in fiscal 2026. On a reported basis this represents a decrease from 36.7% in fiscal 2025. On a dollar basis, the gross margin per retail unit sold increased by $74 in fiscal 2026 relative to fiscal 2025.
The average retail sales price in fiscal 2026, including ancillary products was $20,064, reflecting an increase of $666 over the prior fiscal year. The average retail sales price of the vehicles themselves, excluding ancillary products, was $17,618, an increase of $303 from the previous fiscal year.
Selling, general and administrative (SG&A) expenses as a percentage of sales increased to 20.2% in fiscal 2026, compared to 16.5% for fiscal 2025. In absolute terms, SG&A expenses rose by $19.2 million from fiscal 2025. This increase was primarily attributable to restructuring charges associated with the Company's footprint optimization initiative in connection with the 60 dealership locations consolidated during the year, as well as professional and advisory fees incurred in connection with the Company's evaluation of strategic alternatives.
The Company recognized impairment expense of $11.0 million in fiscal 2026, compared to none in fiscal 2025. The charge was recorded in connection with the footprint optimization strategy initiated during fiscal 2026, under which the Company consolidated 60 of its dealership locations with nearby higher-performing dealerships. This increase was primarily attributable to impairment associated with the Company's footprint optimization initiative, including $11.0 million of long-lived asset impairment ($7.6 million related to property and equipment and $3.4 million related to right-of-use assets) recognized in connection with the 60 dealership locations consolidated during the year.
Provision for credit losses as a percentage of sales increased to 40.8% for fiscal 2026 compared to 32.7% for fiscal 2025. Net charge-offs as a percentage of average finance receivables increased to 27.6% for fiscal 2026 compared to 25.9% for the prior year. The allowance for credit losses as a percentage of finance receivables, net of deferred revenue and pending accident protection plan claims was 25.15% at April 30, 2026, compared to 23.25% at April 30, 2025. The increases were driven primarily by changes in macroeconomic conditions affecting the Company's customer base, including persistent inflation in essential goods and services.
Interest expense as a percentage of sales increased to 7.2% in fiscal 2026 from 6.2% in fiscal 2025, primarily due to higher average outstanding debt balances during the year, reflecting the Company's revised capital structure and the addition of a new term loan facility during fiscal 2026. The increase in interest expense as a percentage of sales was further impacted by lower overall sales volumes.
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
Provision for credit losses as a percentage of sales decreased to 32.7% for fiscal 2025 compared to 36.5% for fiscal 2024. Net charge-offs as a percentage of average finance receivables decreased to 25.9% for fiscal 2025 compared to 27.2% for the prior year. The Company experienced an improvement in both the frequency and severity of losses. The allowance for credit losses as a percentage of finance receivables, net of deferred revenue and pending accident protection plan claims, was 23.25% at April 30, 2025, compared to 25.32% at April 30, 2024. The primary drivers of this change were continued favorable performance in contracts originated under the Company’s enhanced underwriting standards as well as an increase in the outstanding portfolio balance (excluding acquisitions) originated under the Company’s LOS to approximately 65.7% at April 30, 2025.
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

Financial Condition
The following table sets forth the major balance sheet accounts of the Company at April 30, 2026, 2025 and 2024 (in thousands):

	As of April 30,
	2026	2025	2024
Assets:
Finance receivables, net of allowance for credit losses	$1,079,167	$1,180,673	$1,098,591
Inventory	54,074	112,229	107,470
Income tax receivable, net	3,524	—	2,958
Property and equipment, net	42,855	56,894	60,361

Liabilities:
Accounts payable and accrued liabilities	67,964	70,929	49,207
Deferred revenue	96,414	113,245	120,781
Income tax payable, net	—	1,451	—
Deferred income tax liabilities, net	34,207	7,146	17,808
Senior secured notes payable, net	263,681	—	—
Non-recourse notes payable, net	458,685	572,010	553,629
Revolving line of credit, net	—	204,769	200,819
The following table compares the percentage change in finance receivables to the percentage change in revenue over each of the past three fiscal years. In fiscal year 2026, finance receivables, net of deferred revenue, decreased 5.7%, while revenue decreased 7.9%. These decreases were primarily attributable to constraints on available capital resulting in lower inventory levels, compounded by the closure of 60 dealership locations during the year, which together reduced the volume of vehicles sold and financed.
The weighted average contract term for the portfolio of installment sales contracts at April 30, 2026 was 49.0 months, compared to 48.3 months at April 30, 2025.

	As of April 30,
	2026	2025	2024

Growth in finance receivables, net of deferred revenue	(5.7)%	6.2%	4.9%
Revenue growth	(7.9)%	(0.2)%	(0.5)%
At fiscal year-end 2026, inventory decreased 51.8%, or $58.2 million, compared to fiscal year-end 2025. The decrease was primarily driven by the Company's liquidity position, which constrained vehicle purchasing and reduced inventory on hand. Additionally, wholesale costs increased, resulting in higher cost per vehicle purchased. The higher per-unit cost, combined with the Company's constrained access to capital and related efforts to manage working capital and liquidity, led to fewer vehicles being carried in inventory relative to the prior year. Annualized inventory turns for fiscal year-end 2026 were 8.0, an increase from 6.6 for the prior year. The Company generally seeks to improve inventory quality while maintaining a sufficient volume and mix of vehicles to meet customer demand. During fiscal 2026, however, constraints on origination capital and liquidity caused the Company to operate with lower inventory levels than demand would otherwise have supported, contributing to the higher turn rate.
Property and equipment, net, decreased by approximately $14.0 million as of April 30, 2026, as compared to fiscal 2025. The Company incurred approximately $1.8 million in expenditures during fiscal year 2026, primarily related to remodeling of existing locations. These expenditures were offset by $8.2 million in depreciation expense and $7.6 million in impairment expense due to the dealership closures during fiscal 2026.

Accounts payable and accrued liabilities decreased by approximately $3.0 million at April 30, 2026 as compared to April 30, 2025, primarily reflecting lower vendor payables resulting from reduced inventory purchasing following the closure of 60 dealerships in the fiscal year, lower accrued interest payable following the October 2025 repayment of the revolving line of credit, and lower deferred sales tax attributable to reduced retail sales volume, partially offset by higher accrued employee compensation and unearned revenue.
Deferred revenue decreased by $16.8 million as of April 30, 2026, compared to April 30, 2025, as lower retail unit sales and the reduced dealership count led to fewer service contracts and accident protection plans being written while previously deferred amounts continued to be earned.
Deferred tax liabilities, net, increased approximately $27.1 million on April 30, 2026, compared to April 30, 2025, primarily driven by the establishment of a $53.0 million non-cash valuation allowance against Colonial's net deferred tax assets. The valuation allowance eliminated the offsetting benefit of Colonial's deferred tax assets against the Company's consolidated deferred tax liabilities, shifting the consolidated balance sheet position from a net deferred tax asset to a net deferred tax liability. This charge is non-cash in nature and has no impact on the Company's current cash tax obligations or its ability to utilize Colonial's net operating loss carryforwards in future periods should sufficient taxable income be generated.
The Company had non-recourse notes payable, net, in the amount of $458.7 million and $572.0 million as of April 30, 2026 and 2025, respectively. These non-recourse notes issued by the Company accrue interest at fixed rates with a weighted average rate of 6.6% as of April 30, 2026. During fiscal 2026, the Company completed the issuance of asset-backed term funding in May 2025 for $216.0 million, August 2025 for $172.0 million and December 2025 for $161.3 million, the net proceeds of which were used to fund finance receivable originations. See Note G to the Consolidated Financial Statements for further details on the Company's debt facilities.
On October 30, 2025, the Company borrowed $261.9 million, net, under a new five-year senior secured term loan facility with funds managed by Silver Point Capital, L.P., with an outstanding principal balance of $300.0 million as of April 30, 2026. Approximately $162.9 million of the proceeds was used to repay and retire the outstanding balance under the Company's revolving credit facility, with the remainder used for general operating and corporate purposes. The facility is subject to financial and other covenants, as further described in Note B (Liquidity and Going Concern) and Note G to the Consolidated Financial Statements.

Liquidity and Capital Resources
The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,
	2026	2025	2024
Operating activities:
Net (loss) income	$(139,111)	$17,932	$(31,393)
Provision for credit losses	419,230	374,559	423,406
Losses on claims for accident protection plan	36,276	34,525	34,504
Depreciation and amortization	8,207	7,647	6,871
Amortization of debt issuance costs	9,424	6,200	5,139
Impairment of assets	11,016	—	—
Stock based compensation	3,722	4,708	4,174
Deferred income taxes	27,061	(10,662)	(21,507)
Finance receivable originations	(952,451)	(1,075,080)	(1,079,946)
Finance receivable collections	477,730	469,379	455,828
Accrued interest on finance receivables	(597)	(525)	(792)
Inventory	180,287	114,573	139,186
Accounts payable and accrued liabilities	(2,828)	17,616	(9,338)
Deferred accident protection plan revenue	(6,518)	(378)	(1,229)
Deferred service contract revenue	(10,313)	(7,158)	1,540
Income taxes, net	(4,975)	4,409	6,301
Other	8,799	(6,509)	(6,642)
Net cash provided by (used in) operating activities	$64,959	$(48,764)	$(73,898)

Investing activities:
Acquisition	$—	$(7,527)	$(4,815)
Purchases of property and equipment	(1,810)	(3,890)	(6,146)
Proceeds from sale of property and equipment	289	42	316
Net cash provided by (used in) investing activities	$(1,521)	$(11,375)	$(10,645)

Financing activities:
Exercise of stock options	$—	$—	$(455)
Issuance of common stock	218	74,106	282
Purchase of common stock	(297)	(434)	(365)
Dividend payments	(40)	(40)	(40)
Change in cash overdrafts	(1,289)	466	823
Debt issuance costs	(20,252)	(9,006)	(5,897)
Non-recourse notes payable, net	(113,821)	18,558	83,381
Revolving line of credit, net	(207,098)	6,579	33,227
Loss on extinguishment of debt	(1,750)	—	—
Proceeds from senior secured notes payable	288,000	—	—
Net cash provided by (used in) financing activities	$(56,329)	$90,229	$110,956

Increase in cash, cash equivalents, and restricted cash	$7,109	$30,090	$26,413
The primary drivers of the Company's operating results and cash flows are (i) sales volume, (ii) interest income on finance receivables, (iii) gross margin on vehicle sales, and (iv) credit losses, a significant portion of which relates to the collection of principal on finance receivables. Historically, most or all of the cash generated from operations has been used to fund growth in finance receivables, capital expenditures, and, when applicable, common stock repurchases, with any excess of these uses over cash from operations funded through borrowings and the issuance of asset-backed non-recourse notes. In recent quarters, the Company's available liquidity has been constrained principally due to the amortization structure of its outstanding asset-backed securitization trusts, together with the restrictive covenants under the Company's senior secured term loan and the Company’s inability, to date, to secure a revolving warehouse credit facility or other financing. The Company collects a significant amount of payments each month from customers, consisting of principal, interest, and fee payments on its finance receivables portfolio, but under the accelerated amortization structure that applies to most of its outstanding securitizations, a significant amount of those collections is paid directly to the trusts to retire outstanding non-recourse notes, leaving a reduced amount available to the Company to fund vehicle inventory purchases, finance receivable originations, and other operating needs. A revolving credit or warehouse facility would allow the Company to draw against the facility to fund operations and bridge the difference between the collections retained by the trusts and the Company's near-term funding needs. Without a revolving facility, the Company has had to rely on the reduced pool of collections it retains after trust paydowns, together with cash on hand.
Net cash provided by operating activities in fiscal 2026 compared to net cash used in fiscal 2025 reflected the Company's efforts to preserve capital and liquidity, including (i) a reduction in finance receivable originations, which deployed less cash into new loans, (ii) a drawdown of inventory, which preserved cash as inventory was not replenished, (iii) higher finance receivable collections, and (iv) an increase in deferred income taxes, partially offset by (v) the net loss for the year. Net finance receivables decreased by $101.5 million from April 30, 2025 to April 30, 2026.
The purchase price the Company pays for a vehicle has a significant effect on its liquidity and capital resources, as selling prices are largely tied to acquisition costs. Higher purchase costs generally require higher selling prices, which can make it more difficult to maintain gross margin percentages and contract terms consistent with historical results, given customers' limited incomes and the need to keep payments affordable. During fiscal 2026, the effect of vehicle acquisition costs on liquidity was magnified by the Company's constrained access to origination capital. Because each vehicle purchased consumed a greater share of the Company's available capital, higher per-unit costs further limited the volume of vehicles the Company could purchase, finance, and carry in inventory, contributing to the reduction in finance receivable originations and retail units sold during the year. Several external factors influence acquisition costs, including reduced volumes of new car sales—particularly of domestic brands—which constrain used-vehicle supply, and broader economic conditions, which affect auction and wholesale activity. Tariffs imposed on the automotive industry have also increased procurement costs, and future tariffs, trade restrictions, or declines in new car sales could further increase vehicle costs or make sourcing more difficult. Sustained macroeconomic pressure on the Company's customers has kept demand elevated for the types of vehicles the Company sells, and this demand, combined with modest new-vehicle sales in recent years, has contributed to a generally tight supply of used vehicles in both quality and quantity. The Company expects tight used-vehicle supply, elevated demand, and ongoing tariff uncertainty to keep purchase costs, and resulting sales prices, elevated in the near term.
The Company has worked to enhance its purchasing processes to secure an adequate supply of vehicles at competitive prices, including through a strategic partnership with an industry participant, the expansion of purchasing territories into larger cities near its dealerships, and relationships with reconditioning partners intended to reduce procurement costs. The Company has also strengthened accountability for its purchasing agents through updated sourcing and pricing guidelines and continues to develop relationships with national vendors capable of supplying high-quality vehicles in volume. During fiscal 2026, these efforts took on added importance as the Company sought to maximize the quality and value of each vehicle acquired within the limits of its available origination capital, prioritizing vehicle quality and procurement efficiency to make the most effective use of the capital deployed.
The Company's liquidity and operating capital are also influenced by its credit losses. Macroeconomic factors, such as unemployment and general inflation affecting both essential and discretionary goods, can significantly affect collection results and, consequently, credit losses. As customers continue to face rising costs for non-discretionary items such as childcare, insurance, groceries, and fuel, their ability to meet vehicle payment obligations may be strained, and these pressures contributed to the elevated credit losses the Company experienced in fiscal 2026. To mitigate these risks, the Company has continued to make refinements to its underwriting standards to improve the credit quality of new originations. The Company has also enhanced its collections infrastructure, including an upgraded payments platform that offers customers multiple payment options and has facilitated a shift toward online payments, which is intended to support more consistent payment behavior. During fiscal 2026, the Company also began transitioning to a centralized collections model designed to improve consistency and efficiency while preserving the individualized, dealership-level customer engagement that management views as central to effective collections.

The Company's cash from operations and liquidity are further impacted by the Company's operating lease commitments. The Company’s business model relies on leasing the majority of the properties where its dealerships are located. As of April 30, 2026, the Company leased approximately 83% of its dealership properties. The $62.1 million of operating lease commitments includes $21.3 million of non-cancelable lease commitments under the lease terms and $40.8 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. In connection with the consolidation of 60 dealership locations under the Company's footprint optimization initiative during fiscal 2026, the Company recognized $3.4 million of impairment related to the operating lease right-of-use assets associated with the closed properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.
The Company's principal sources of liquidity currently include cash on hand, cash flows from operations (including collections on finance receivables), and proceeds from non-recourse notes payable issued under its asset-backed securitization transactions. At April 30, 2026, the Company had approximately $47.0 million of cash and cash equivalents. On October 30, 2025, the Company entered into a $300.0 million senior secured term loan and used a portion of the proceeds to repay and retire its revolving line of credit, which is no longer available as a source of liquidity.
The senior secured term loan requires the Company to comply with financial and other covenants. The Company was in compliance with these covenants at April 30, 2026. Subsequent to year-end, the Company failed to comply with the minimum liquidity and minimum collateral coverage ratio covenants, with anticipated continued noncompliance with those covenants at future measurement dates (absent additional relief), and anticipated that it would fail to comply with the requirement to deliver audited financial statements for fiscal 2026 without a going concern qualification. The Company obtained a series of short-term waivers of these defaults and anticipated defaults from its lenders. On June 19, 2026, the Company entered into an amendment providing covenant relief for a limited period through September 7, 2026, subject to the Company's satisfaction of specified milestones and conditions and the possibility to extend the relief period. The milestones include (i) establishing and maintaining a special committee of independent directors of the Board of Directors, (ii) delivering a collateral and performance forecast to the lenders on a weekly basis, (iii) commencing and progressing a marketing process to explore potential financing, recapitalization, restructuring, or other strategic transactions, and (iv) entering into a support agreement with the administrative agent and the requisite lenders. The amendment provides covenant relief through September 7, 2026, subject to automatic extension through September 21, 2026 and November 6, 2026 only if specified conditions are satisfied, and requires the Company to comply with revised financial covenants during the relief period, including minimum liquidity of $7.0 million as of each Friday and $5.0 million at all other times and a minimum collateral coverage ratio of 1.25 to 1.00 as of June 30, 2026 and 1.20 to 1.00 as of each month-end thereafter, as well as enhanced weekly and monthly reporting obligations (including a 13-week cash flow budget) and restrictions on taking certain material actions without specified approvals. The Company also agreed to pay fees to the lenders of up to $18.0 million in connection with the amendment and related waivers.
If the Company fails to satisfy the covenants, milestones and conditions under the senior secured term loan and the June 19, 2026 amendment, or is unable to obtain further covenant relief, waivers, or financing before the relief period expires, the lenders would be entitled to accelerate the outstanding indebtedness, which could trigger cross-default or cross-acceleration provisions under the Company's other financing arrangements. The Company would not have sufficient liquidity to repay such indebtedness if it were accelerated. See Note B (Liquidity and Going Concern) to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
During fiscal 2025, the Company amended its revolving credit agreement on several occasions to, among other things, permit a $150.0 million amortizing warehouse loan facility, adjust permitted borrowings and the fixed charge coverage ratio covenant, and reduce its permitted capital expenditures. Pursuant to these amendments, the Company borrowed $150.0 million from a separate lender in July 2024 under an amortizing warehouse loan agreement backed by a portion of the Company’s finance receivables, which the Company used primarily to pay down its then outstanding balance under the revolving line of credit. The Company fully repaid the warehouse loan facility in October 2024. In connection with the amendments to the revolving credit agreement, the Company also applied the $73.8 million of net proceeds from its second-quarter fiscal 2025 common stock offering to reduce the outstanding balance under the revolving line of credit, and it agreed to restrictions on the payment of dividends and the repurchase of its common stock. On October 30, 2025, the Company repaid and retired the revolving line of credit using a portion of the proceeds from its senior secured term loan. As a result, the revolving line of credit and the warehouse loan facility are no longer available to the Company, and no amounts were outstanding under either facility at April 30, 2026. However, the Company remains restricted from paying dividends or repurchasing its common stock under its current financing arrangements.

The Company's plans are focused on (i) maintaining efficient operations, (ii) managing the size and composition of its finance receivables portfolio in light of available liquidity, and (iii) reducing outstanding debt. The Company is pursuing additional liquidity through potential financing sources, including additional securitized borrowings, warehouse facilities, other debt or equity arrangements, and potential strategic transactions. However, there can be no assurance that any such financing will be available on acceptable terms, or at all, and these plans have not alleviated the substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued. See Note B (Liquidity and Going Concern) to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
The Company has standby letters of credit relating to insurance policies totaling $4.5 million at April 30, 2026.
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
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2026.
Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the Company’s estimates. The Company believes the most significant estimate made in the preparation of the Consolidated Financial Statements in Item 8 relates to the determination of its allowance for credit losses, which is discussed below. The Company’s accounting policies are discussed in Note C to the Consolidated Financial Statements in Item 8.
The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At April 30, 2026, the weighted average contract term was 49.0 months with 35.4 months remaining. At April 30, 2025, the weighted average total contract term was 48.3 months with 35.9 months remaining. The allowance for credit losses at April 30, 2026, $329.9 million, was 25.15% of the principal balance in finance receivables of $1.4 billion, less unearned accident protection plan revenue of $44.9 million, unearned service contract revenue of $51.5 million, and pending APP claims of $4.7 million. The allowance for credit losses at April 30, 2025, $323.1 million, was 23.25% of the principal balance in finance receivables of $1.5 billion, less deferred APP revenue of $51.5 million, deferred service contract revenue of $61.8 million, and pending APP claims of $6.2 million. The Company increased the allowance for credit losses as a percentage of finance receivables from 23.25% at April 30, 2025 to 25.15% at April 30, 2026.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires public business entities to provide enhanced disclosures of certain natural expense categories within relevant income statement captions. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its financial statement disclosures. This ASU will likely result in additional disclosures being included in the Company's Consolidated Financial Statements once adopted.
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
Interest rate risk. The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its senior secured note and the interest rates charged to the Company under its senior secured note fluctuate based on its primary lender’s base rate of interest. The Company had an outstanding balance on its senior secured note of $300.0 million at April 30, 2026. The impact of a 1% increase in interest rates would result in increased annual interest expense of approximately $3.0 million and a corresponding decrease in net income before income tax.
The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed annual interest rate based on the Company’s contract interest rate as of the origination date of the installment sale contract, while its senior secured note payable contains variable interest rates that fluctuate with market interest rates. The Company’s finance receivables carry annual interest rates ranging from 6.0% to 20.3%. The primary interest rate on the Company’s senior secured note payable is generally SOFR plus 7.5%.

Item 8. Financial Statements and Supplementary Data
The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)
Consolidated Balance Sheets as of April 30, 2026 and 2025
Consolidated Statements of Operations for the years ended April 30, 2026, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended April 30, 2026, 2025 and 2024
Consolidated Statements of Equity for the years ended April 30, 2026, 2025 and 2024
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
America’s Car-Mart, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2026 and 2025, the related consolidated statements of operations, cash flows, and equity for each of the three years in the period ended April 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 14, 2026 expressed an unqualified opinion.
Going concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, subsequent to April 30, 2026, the Company failed certain debt covenants of its senior secured term loan facility. On June 19, 2026, the Company entered into an amendment to the senior secured term loan facility that provides covenant relief through September 7, 2026, or November 6, 2026 only if specified conditions and milestones are satisfied. Additionally, the Company has reduced the number of retail locations, which has resulted in a reduction in sales. The Company’s review of strategic and financing alternatives intended to address the Company’s liquidity plan, which are also described in Note B, contemplates a refinancing, recapitalization, restructuring or sale of the Company or some or all of its assets, the issuance of additional equity, or the Company seeking protection under applicable bankruptcy or insolvency laws. The Company’s ability to achieve the foregoing elements of its business, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain and raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Allowance for credit losses
As described further in notes C and D to the consolidated financial statements, the Company recorded an allowance for credit losses of $329.9 million on finance receivables of $1.4 billion as of April 30, 2026. Management estimates the allowance for credit losses on finance receivables by performing an undiscounted cash flow model adjusted by a prepayment rate. A loss-rate using historical credit loss experience and collateral values is then applied to the amortized cost basis of the finance receivables. The loss-rate is adjusted for current conditions which include factors such as adjustments for changes in customer interest rates, average remaining term of the loan portfolio, credit deterioration and delinquency rates. The estimate is further adjusted for reasonable and supportable forecasts for the expected effects of macroeconomic factors, including, but not limited to, the effects of current and forecasted inflation. We identified the allowance for credit losses as a critical audit matter.
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
Our audit procedures related to the allowance for credit losses included the following, among others:
•We tested the design and operating effectiveness of management’s review controls over the allowance for credit losses, which included the selection and measurement of adjustments related to changes in underwriting, average remaining term of the loan portfolio, customer credit deterioration, customer delinquency rates as well as the expected effects from current and forecasted inflation.
•We tested management’s process for determining the allowance for credit losses, which included the selection and measurement of adjustments related to customer interest rates, average remaining term of the loan portfolio, credit deterioration and delinquency rates as well as the expected effects from current and forecasted inflation.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 1999.
Tulsa, Oklahoma
July 14, 2026

Consolidated Balance Sheets
America’s Car-Mart, Inc.

(Dollars in thousands except share and per share amounts)	April 30, 2026	April 30, 2025
Assets:
Cash and cash equivalents	$46,962	$9,808
Restricted cash	84,684	114,729
Accrued interest on finance receivables	8,029	7,432
Finance receivables, net of allowance for credit losses of $329,901 and $323,100	1,079,167	1,180,673
Inventory	54,074	112,229
Income tax receivable, net	3,524	—
Prepaid expenses and other assets	31,349	38,082
Right-of-use asset	43,429	63,825
Goodwill	22,767	22,802
Property and equipment, net	42,855	56,894
Total Assets	$1,416,840	$1,606,474

Liabilities:
Accounts payable	$32,063	$34,980
Deferred accident protection plan revenue	44,940	51,458
Deferred service contract revenue	51,474	61,787
Accrued liabilities	35,901	35,949
Income tax payable, net	—	1,451
Deferred income tax liabilities, net	34,207	7,146
Lease liability	49,833	67,002
Non-recourse notes payable, net	458,685	572,010
Senior secured notes payable, net	263,681	—
Revolving line of credit, net	—	204,769
Total liabilities	$970,784	$1,036,552

Commitments and contingencies (Note M)

Mezzanine equity:
Mandatorily redeemable preferred stock	$400	$400

Equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 15,657,592 and 15,605,818 issued at April 30, 2026 and April 30, 2025, respectively, of which 8,305,520 and 8,263,280 were outstanding at April 30, 2026 and April 30, 2025, respectively	157	156
Additional paid-in capital	210,806	195,225
Retained earnings	533,110	672,261
Less: Treasury stock, at cost, 7,352,072 and 7,342,538 shares at April 30, 2026 and April 30, 2025, respectively	(298,517)	(298,220)
Total stockholders' equity	$445,556	$569,422
Non-controlling interest	100	100
Total equity	$445,656	$569,522

Total Liabilities, Mezzanine Equity and Equity	$1,416,840	$1,606,474
The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Operations
America’s Car-Mart, Inc.

	Years Ended April 30,
(Dollars in thousands except share and per share amounts)	2026	2025	2024
Revenues:
Sales	$1,027,813	$1,146,208	$1,160,798
Interest and other income	253,689	244,724	233,096

Total revenues	$1,281,502	$1,390,932	$1,393,894

Costs and expenses:
Cost of sales	$663,981	$726,055	$758,546
Selling, general and administrative	208,084	188,921	179,421
Provision for credit losses	419,230	374,559	423,406
Interest expense	74,494	70,650	65,348
Impairment expense	11,016	—	—
Depreciation and amortization	8,207	7,647	6,871
Loss on extinguishment of debt	4,476	—	—
(Gain) Loss on disposal of property and equipment	(5)	299	437
Total costs and expenses	$1,389,483	$1,368,131	$1,434,029

(Loss) income before taxes	$(107,981)	$22,801	$(40,135)

(Benefit of) provision for income taxes	31,130	4,869	(8,742)

Net (loss) income	$(139,111)	$17,932	$(31,393)

Less: Dividends on mandatorily redeemable preferred stock	40	40	40

Net (loss) income attributable to common stockholders	$(139,151)	$17,892	$(31,433)

(Loss) earnings per share:
Basic	$(16.79)	$2.38	$(4.92)
Diluted	$(16.79)	$2.33	$(4.92)

Weighted average number of shares used in calculation:
Basic	8,289,319	7,524,770	6,388,537
Diluted	8,289,319	7,681,590	6,388,537
The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
America’s Car-Mart, Inc.

	Year Ended April 30,
(In thousands)	2026	2025	2024
Operating Activities:
Net (loss) income	$(139,111)	$17,932	$(31,393)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for credit losses	$419,230	$374,559	$423,406
Losses on claims for accident protection plan	36,276	34,525	34,504
Depreciation and amortization	8,207	7,647	6,871
Amortization of debt issuance costs	9,424	6,200	5,139
(Gain) loss on disposal of property and equipment	—	(2)	437
Impairment of assets	11,016	—	—
Change in goodwill	36	140	267
Change in fair value of contingent consideration	—	161	—
Stock based compensation	3,722	4,708	4,174
Deferred income taxes	27,061	(10,662)	(21,507)
Loss on extinguishment of debt	2,726	—	—
Change in operating assets and liabilities:
Finance receivable originations	(952,451)	(1,075,080)	(1,079,946)
Loan origination costs	84	(2)	40
Finance receivable collections	477,730	469,379	455,828
Accrued interest on finance receivables	(597)	(525)	(792)
Inventory	180,287	114,573	139,186
Prepaid expenses and other assets	5,953	(6,806)	(7,386)
Accounts payable and accrued liabilities	(2,828)	17,616	(9,338)
Deferred accident protection plan revenue	(6,518)	(378)	(1,229)
Deferred service contract revenue	(10,313)	(7,158)	1,540
Income taxes, net	(4,975)	4,409	6,301
Net cash provided by (used in) operating activities	$64,959	$(48,764)	$(73,898)

Investing Activities:
Acquisition	—	(7,527)	(4,815)
Purchase of property and equipment	(1,810)	(3,890)	(6,146)
Proceeds from sale of property and equipment	289	42	316
Net cash provided by (used in) investing activities	$(1,521)	$(11,375)	$(10,645)

Financing Activities:
Exercise of stock options	—	—	(455)
Issuance of common stock	218	74,106	282
Purchase of common stock	(297)	(434)	(365)
Dividend payments on subsidiary preferred stock	(40)	(40)	(40)
Change in cash overdrafts	(1,289)	466	823
Debt issuance costs	(20,252)	(9,006)	(5,897)
Issuances of non-recourse notes payable	549,224	649,889	610,340

Payments on non-recourse notes payable	(663,045)	(631,331)	(526,959)
Proceeds from revolving line of credit	314,593	601,091	554,593
Payments on revolving line of credit	(521,691)	(594,512)	(521,366)
Loss on extinguishment of debt	(1,750)	—	—
Proceeds from senior secured notes payable	288,000	—	—
Net cash provided by (used in) financing activities	$(56,329)	$90,229	$110,956

Increase in cash, cash equivalents, and restricted cash	$7,109	$30,090	$26,413
Cash, cash equivalents, and restricted cash beginning of period	$124,537	$94,447	$68,034

Cash, cash equivalents, and restricted cash end of period	$131,646	$124,537	$94,447
The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Equity
America’s Car-Mart, Inc.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Non-Controlling Interest	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at April 30, 2023	13,701,468	$137	$109,929	$685,802	$(297,421)	$100	$498,547

Issuance of common stock	17,177	—	282	—	—	—	282
Stock options exercised	8,368	—	(455)	—	—	—	(455)
Purchase of treasury shares	—	—	—	—	(365)	—	(365)
Stock based compensation	—	—	4,174	—	—	—	4,174
Dividends on subsidiary preferred stock	—	—	—	(40)	—	—	(40)
Net loss	—	—	—	(31,393)	—	—	(31,393)

Balance at April 30, 2024	13,727,013	$137	$113,930	$654,369	$(297,786)	$100	$470,750

Issuance of common stock	1,878,805	19	74,087	—	—	—	74,106
Purchase of treasury shares	—	—	—	—	(434)	—	(434)
Stock related to acquisitions	—	—	2,500	—	—	—	2,500
Stock based compensation	—	—	4,708	—	—	—	4,708
Dividends on subsidiary preferred stock	—	—	—	(40)	—	—	(40)
Net income	—	—	—	17,932	—	—	17,932

Balance at April 30, 2025	15,605,818	$156	$195,225	$672,261	$(298,220)	$100	$569,522

Issuance of common stock	51,774	1	217	—	—	—	218
Purchase of treasury shares	—	—	—	—	(297)	—	(297)
Issuance of warrants	—	—	11,642	—	—	—	11,642
Stock based compensation	—	—	3,722	—	—	—	3,722
Dividends on subsidiary preferred stock	—	—	—	(40)	—	—	(40)
Net loss	—	—	—	(139,111)	—	—	(139,111)

Balance at April 30, 2026	15,657,592	$157	$210,806	$533,110	$(298,517)	$100	$445,656

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
America’s Car-Mart, Inc.
A - Organization and Business
America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are conducted principally through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of April 30, 2026, the Company operated 94 dealerships located primarily in small cities throughout the South-Central United States. During the year, the Company closed 60 dealership locations as part of its ongoing footprint optimization initiatives.
B – Liquidity and Going Concern
In accordance with Accounting Standards Codification 205-40, Presentation of Financial Statements – Going Concern (“ASC 205-40"), management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company's ability to meet its future financial obligations as they become due within one year after the date that the Consolidated Financial Statements are issued. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the Company's ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the Consolidated Financial Statements are issued. Disclosures in the notes to the Consolidated Financial Statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.
The Company's Credit and Guaranty Agreement with Silver Point Finance, LLC, as administrative agent, governing its $300.0 million senior secured term loan facility (see Note G), requires the Company to maintain compliance with certain financial covenants, including a minimum liquidity covenant and a minimum collateral coverage ratio. The Company was in compliance with these covenants at April 30, 2026. Subsequent to year-end, the Company failed to comply with the minimum liquidity and minimum collateral coverage ratio covenants, with anticipated continued noncompliance with those covenants at future measurement dates (absent additional relief), and anticipated that it would fail to comply with the requirement to deliver audited financial statements for fiscal 2026 without a going concern qualification. The Company obtained a series of short-term waivers from its lenders and, on June 19, 2026, entered into an amendment to the Credit and Guaranty Agreement that provides covenant relief for a limited period extending through early September 2026, which may be extended through November 2026 only if specified conditions are satisfied and subject to the Company's satisfaction of certain milestones during that period. During the relief period, the Company must comply with certain milestones and conditions, including maintaining a special committee of independent directors, delivering certain forecasts and reports (including a 13-week cash flow budget), progressing a process to explore financing, recapitalization, restructuring, or other strategic transactions, and entering into a support agreement with the administrative agent and requisite lenders, and the Company remains subject to revised financial covenants during the relief period, including minimum liquidity of $7.0 million as of each Friday and $5.0 million at all other times and a minimum collateral coverage ratio of 1.25 to 1.00 as of June 30, 2026 and 1.20 to 1.00 as of each month-end thereafter, enhanced reporting obligations, and restrictions on taking certain material actions. If the Company fails to satisfy these milestones or the other conditions of the amendment, or is unable to obtain further covenant relief, waivers or financing prior to the expiration of the relief period, the lenders would be entitled to exercise remedies under the Credit and Guaranty Agreement, including acceleration of the outstanding indebtedness, which could trigger cross-default or cross-acceleration provisions under the Company's other financing arrangements, and the Company would not have sufficient liquidity to repay such indebtedness if it were accelerated. The Company also does not currently have a revolving warehouse facility or any other additional financing available to fund the origination of finance receivables, which constrains its ability to originate new finance receivables and to serve customer demand. In addition, a Special Committee of the Company's Board of Directors, with the assistance of independent financial and legal advisors, is conducting a review of strategic and financing alternatives intended to address the Company's liquidity and capital structure. These conditions collectively raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to obtain additional financing and to generate sufficient cash flow to meet its obligations on a timely basis. In response to these conditions, the Company has reduced finance receivable originations, lowered inventory levels, tightened underwriting standards and, during fiscal 2026, closed 60 dealership locations and reduced associated staff. Management's plans to address these conditions further include satisfying the milestones and conditions under the June 19, 2026 amendment and extending the related covenant relief period; completing the Special Committee's review of strategic and financing alternatives; establishing a new revolving warehouse facility and continuing to complete asset-backed securitization transactions; and obtaining additional capital, which may include the issuance of equity or other securities, additional debt financing, the sale of assets, or other financing or capital-raising transactions. Such additional financing or equity transactions may not be available to the Company on favorable terms, if at all, and the Company's ability to pursue them is subject to prevailing market conditions, the terms of its existing indebtedness (including any required lender consents or mandatory application of proceeds), or other factors, many of which are outside the Company's control. The potential outcomes of the strategic alternatives review, or a failure to satisfy the conditions of the June 19, 2026 amendment, could include a refinancing, recapitalization, restructuring or sale of the Company or its assets, the issuance of additional equity that would materially dilute existing stockholders, or the Company seeking protection under applicable bankruptcy or insolvency laws, any of which could result in a significant or complete loss of value to the holders of the Company's common stock.
Management has concluded that its plans, which have not been fully implemented as of the date these Consolidated Financial Statements are issued, do not alleviate the substantial doubt. Therefore, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that these Consolidated Financial Statements are issued. The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classifications of liabilities, that may result from the uncertainty related to the Company's ability to continue as a going concern. See Note Q (Subsequent Events) for additional information regarding the June 19, 2026 amendment to the Credit and Guaranty Agreement.
C - Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of America’s Car-Mart, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Segment Information
The Company operates in a single reportable segment which represents our core business of offering integrated automotive sales and financing solutions for customers with limited financial resources regardless of credit history. For more information regarding one reportable segment, see Note P.
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
Concentration of Risk
The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 26% of revenues resulting from sales to Arkansas customers.
As of April 30, 2026, and periodically throughout the year, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions.

The Company regularly monitors its counterparty credit risk and mitigates exposure by limiting the amount it invests in one institution.
Restrictions on Distributions/Dividends
The Company’s credit facilities generally restrict distributions by the Company to its shareholders. On October 30, 2025, the Company entered into a new Credit and Guaranty Agreement that, among other things, limits the Company's ability to repurchase shares of its common stock or make other shareholder distributions. The agreement permits additional share repurchases or other shareholder distributions only under specified exceptions (such as limited tax distributions and certain employee-related repurchases) or if certain financial thresholds and conditions are satisfied. As of April 30, 2026, the Company did not meet those conditions and, accordingly, is not permitted to repurchase shares of its common stock, pay dividends, or make other distributions to its shareholders without the prior consent of the lenders. The Company was in compliance with all applicable covenants as of April 30, 2026.
Cash Equivalents
The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.
Restricted Cash
Restricted cash is related to the financing and securitization transactions discussed below and is held by the respective securitization trusts, as well as restricted cash provided as collateral for letters of credit.
Restricted cash from collections on auto finance receivables includes collections of principal and interest payments on auto finance receivables that are restricted for payment to holders of non-recourse notes payable pursuant to the applicable agreements.
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
Restricted cash consists of the following at April 30, 2026 and 2025:

(In thousands)	April 30, 2026	April 30, 2025

Restricted cash from collections on auto finance receivables for non-recourse notes payable	$38,385	$48,571
Restricted cash on deposit in reserve accounts for non-recourse notes payable	41,848	66,158
Restricted cash for letters of credit	4,451	—

Restricted Cash	$84,684	$114,729
Financing, Securitization, and Warehouse Transactions
The Company uses term securitizations as a source of long-term financing for a portion of its auto-finance receivables. In these transactions, a pool of auto finance receivables is sold to a special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used for general operations, including the funding of finance receivables which may be securitized in the future.
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
The Company’s $150 million amortizing warehouse loan facility entered into in July 2024 was fully repaid in October 2024 and terminated in November 2025.
See Note D for additional information on the Company's auto finance receivables and Note G for additional information on the Company's non-recourse notes payable and warehouse loan facility.
The Company has entered into a senior secured term loan facility executed on October 30, 2025. Borrowings under this facility are secured by substantially all of the assets of the Company and its subsidiaries and are accounted for as long-term debt. The Company recognizes interest expense over the contractual term using the effective interest method and records unamortized discounts and issuance costs as a reduction of the carrying amount of the related debt. See Note G for additional information on this senior secured term loan facility.
The Company carries the debt from the term securitization trusts on its balance sheet in recognition of the Company’s residual economic interest in the receivable pools for each transaction. The Company or one of its subsidiaries serves as the servicer for each securitization, managing collection activities as it does with its overall portfolio of receivables. The overcollateralization in each financing serves to absorb credit losses (subject to limitations) and the Company receives remaining assets of the trust upon repayment in full of the related indebtedness. The Company's most recent securitization, 2025-4, completed in December 2025, incorporates a residual cash flow structure under which excess cash flows from the underlying pool of finance receivables, after payment of principal, interest, and trust expenses in accordance with the priority of payments, are distributed to the Company on a monthly basis over the life of the transaction. This differs from the Company's prior securitizations, which utilized an accelerated amortization structure under which excess cash flows were applied to the repayment of the related notes.
Finance Receivables, Repossessions, Charge-offs, Allowance for Credit Losses and Contract Modifications
The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry a weighted average interest rate of approximately 17.7% using the simple effective interest method including any deferred fees. The Company originates contracts at interest rates ranging from 6.00% up to 20.3% based on the credit score of the customer and applicable state usury limits. Contract origination costs are not significant. The installment sale contracts are structured to have variable payments whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges to be collected represent the balance of interest receivable to be earned over the remaining term of the related installment contract, and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. Total earned finance charges were $8.0 million and $7.4 million at April 30, 2026 and 2025, respectively, on the Consolidated Balance Sheets.
An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 78% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the general decline in the value of the collateral lead to prompt resolutions on problem accounts. At April 30, 2026, 4.1% of the Company’s finance receivables balances were 30 days or more past due compared to 3.4% at April 30, 2025.
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

The Company strives to keep its delinquency percentages low, and not to repossess vehicles. Accounts one to three days late are contacted by telephone or text messaging notifications. Notes from each contact are electronically maintained in the Company’s proprietary loan servicing system. The Company also utilizes text messaging that allows customers the option to receive due date reminders and late notifications, if applicable. The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle.
The Company regularly offers contract modifications to its customers. Approximately half of the Company’s installment sale contracts on average require one or more modifications to accommodate changes in the customer’s financial circumstances over the life of the contract. These modifications are made at the discretion of dealership management without requiring the account to be re-processed through the loan origination system or meet standard origination criteria. Modifications typically involve adjustments to payment terms, such as modest extensions to the overall contract term to lower the installment payment amount, with such modifications being expected to increase recoveries and improve the likelihood of repayment. At the time of the modification, payment terms are restructured so that the Company expects to collect all amounts due, including accrued interest at the contractual rate, during the modification period. When a customer’s contract is modified, the outstanding balance remains unchanged. Extension periods are limited to twelve months beyond the initial payment term and are available for use in one or more modifications over the life of the contract. Due to the subprime nature and limited financial resources of the majority of the Company’s customers, all modifications that result in a term extension are identified by the Company as modifications made to customers experiencing financial difficulty and therefore included in the related disclosures. The Company’s use of contract modifications helps the Company mitigate credit loss and potential repossession of the underlying vehicle.

A limited subset of the Company’s installment sale contracts—representing approximately 1.3%, 1.1% and 1.1% of total finance receivables as of April 30, 2026, 2025 and 2024, respectively—require modification due to customers entering bankruptcy protection. These modifications typically include a combination of reductions in interest rates and extensions of contract terms as part of the bankruptcy plan. When a customer enters Chapter 13 bankruptcy proceedings and includes their vehicle in the bankruptcy plan, the Company transitions the account relationship from the customer to the bankruptcy trustee upon confirmation of the customer’s bankruptcy plan. Under these circumstances, the bankruptcy trustee assumes responsibility for distributing payments to creditors on behalf of the bankruptcy court, including the Company, as allocated under the court-approved bankruptcy plan. The Company suspends its standard collections practices following the customer’s bankruptcy filing and treats these accounts as being administered by the bankruptcy trustee rather than the customer, conducting all account-related communications, payment processing, and modification activities with the trustee in accordance with the bankruptcy plan and applicable bankruptcy law. Payments received from the bankruptcy trustee are applied first to accrued interest charges and then to principal reduction if sufficient funds remain. The Company continues to identify the related receivable as current in the Company’s receivables aging records while the account is being paid through the bankruptcy court system and assesses the collectability of these accounts based on factors including the trustee's payment history, the customer’s compliance with the bankruptcy plan, and the specific terms and duration of the court-approved plan. If the customer’s bankruptcy proceeding is dismissed, the Company’s collection process reverts back to the existing terms of the installment sale contract.
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
The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. On average, accounts are approximately 73 days and 71 days past due at the time of charge-off for the years ended April 30, 2026 and 2025, respectively. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses. The amount of net repossession and charge-off loss is also reduced by any deferred service contract and accident protection plan revenue at the time of charge-off.

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
The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover net credit losses expected over the remaining life of the installment sales contracts in the portfolio at the measurement date. At April 30, 2026, the weighted average total contract term was 49.0 months, with 35.4 months remaining. At April 30, 2025, the weighted average total contract term was 48.3 months with 35.9 months remaining. The allowance for credit losses at April 30, 2026, $329.9 million, was 25.15% of the principal balance in finance receivables of $1.4 billion, less deferred accident protection plan (“APP”) revenue of $44.9 million, deferred service contract revenue of $51.5 million, and pending APP claims of $4.7 million. The allowance for credit losses at April 30, 2025, $323.1 million, was 23.25% of the principal balance in finance receivables of $1.5 billion, less deferred APP revenue of $51.5 million, deferred service contract revenue of $61.8 million, and pending APP claims of $6.2 million. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.
In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such a difference. At April 30, 2026 and 2025, anticipated losses did not exceed deferred accident protection plan revenues. No such liability was required at April 30, 2026 and 2025.
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
Goodwill
Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are tested for impairment annually as of the Company's fiscal year end, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In performing its impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that it is, or if it elects to bypass the qualitative assessment, the Company performs a quantitative test by comparing the fair value of the reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
The Company had $22.8 million of goodwill as of April 30, 2026 and 2025.
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
During the fiscal year ended April 30, 2026, the Company recognized $11.0 million of impairment related to long-lived assets associated with 60 dealership locations closed as part of the Company's footprint optimization initiative. The impairment charges consisted of approximately $7.6 million related to fixed assets and $3.4 million related to the right-of-use assets for the associated leased properties.
Cloud Computing Implementation Costs
The Company enters into cloud computing service contracts to support its sales, inventory management, and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other assets on the Consolidated Balance Sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption on the Consolidated Statement of Operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $18.3 million and $19.9 million as of April 30, 2026, and 2025, respectively. Amortization expense of capitalized implementation costs for these arrangements was $6.1 million and $4.3 million for the twelve months ended April 30, 2026 and 2025, respectively.
Cash Overdraft
As checks are presented for payment from the Company’s primary disbursement bank account, monies are drawn against cash balances. Any cash overdraft balance principally represents outstanding checks, net of any deposits in transit that as of the balance sheet date had not yet been presented for payment. Any cash overdraft balance is reflected in accrued liabilities on the Company’s Consolidated Balance Sheets.
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
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations.
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
Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved. Revenues from the sale of vehicles sold at wholesale are recognized at the time the proceeds are received. Revenues from the sale of service contracts are recognized ratably over a nine-month term for each 12,000 miles of coverage, a recognition pattern adopted in the second quarter of fiscal year 2025 as a change in accounting estimate. These service contracts provide coverage for the earlier of a stated number of miles or a stated number of months, ranging from 12,000 miles or 12 months up to 36,000 miles or 36 months. Because the Company estimates that the covered mileage is generally used before the contract's month limit is reached, revenue is recognized over a shorter period than the stated month term — approximately nine months for a 12,000-mile (12-month) contract, 18 months for a 24,000-mile (24-month) contract, and 27 months for a 36,000-mile (36-month) contract, or from less than one year to just over two years. Service contract revenues are included in sales and the related expenses are included in cost of sales. Accident protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the contract so that revenues are recognized in proportion to the amount of cancellation protection provided. Accident protection plan revenues are included in sales and related losses are included in cost of sales as incurred. Any unearned revenue from ancillary products is charged-off at the time of repossession. Interest income is recognized on all active finance receivables accounts using the simple effective interest method. Active accounts include all accounts except those that have been paid-off or charged-off.

Sales consist of the following for the years ended April 30, 2026, 2025 and 2024:

	Years Ended April 30,
(In thousands)	2026	2025	2024

Sales – used autos	$861,343	$987,346	$1,003,640
Wholesales – third party	46,874	40,070	52,463
Service contract sales	85,178	83,753	67,213
Accident protection plan revenue	34,418	35,039	37,482

Total	$1,027,813	$1,146,208	$1,160,798
At April 30, 2026 and 2025, finance receivables more than 90 days past due were approximately $7.0 million and $5.7 million, respectively. Late fee revenues totaled approximately $5.9 million, $5.3 million, and $4.9 million for the fiscal years ended 2026, 2025, and 2024, respectively. Late fees are recognized when collected and are reflected within interest and other income on the Consolidated Statements of Operations.
During the years ended April 30, 2026 and 2025, the Company recognized $42.1 million and $34.4 million, respectively, of revenue that had been included in the deferred service contract revenue balance at the beginning of each period (April 30, 2025, and 2024, respectively).
Advertising costs are expensed as incurred and consist principally of television, radio, print media and digital marketing costs. Advertising costs amounted to $4.7 million, $5.1 million and $4.3 million for the years ended April 30, 2026, 2025 and 2024, respectively.
Employee Benefit Plans
The Company has 401(k) plans for all of its employees meeting certain eligibility requirements. The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 6% of each employee’s compensation. The Company contributed approximately $1.7 million, $1.5 million, and $1.1 million to the plans for the years ended April 30, 2026, 2025 and 2024, respectively.
The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount, included in stock-based compensation. Amounts for fiscal years 2026, 2025 and 2024 were not material individually or in the aggregate. A total of 200,000 shares were registered and 110,817 remain available for issuance under this plan at April 30, 2026.
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
Stock-Based Compensation
The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note L. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from equity awards in the Consolidated Statements of Operations in the reporting period in which the exercises occur. The Company did not recognize a discrete income tax benefit related to equity awards for the year ended April 30, 2026 or for the year ended April 30, 2025. As a result, fluctuations in stock prices between the grant and exercise dates of equity awards will affect the Company’s income tax expenses and its effective tax rate.
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
Treasury Stock
In connection with equity-based awards issued under the Company's incentive plan, the Company received 9,534, 10,200, and 4,274 shares of its common stock which were surrendered to pay the exercise price and related tax withholding and were to be held as treasury stock for a total cost of $297,000, $434,000, and $365,000 during the years ended April 30, 2026, 2025, and 2024, respectively. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. The Company has a reserve account of 10,000 shares of treasury stock to secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state and another reserve account of 14,000 shares of treasury stock for its subsidiary, ACM Insurance Company, in accordance with the requirements of the Arkansas Department of Insurance.
Facility Leases
The Company’s leases primarily consist of operating leases related to retail stores, office space, and land. For more information on financing obligations, see Note G.
The initial term for real property leases is typically 3 to 10 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 3 to 10 years or more. The Company includes options to renew (or terminate) in the lease term, and as part of the right-of-use (“ROU”) asset and lease liability, when it is reasonably certain that the options will be exercised. The weighted average remaining lease term as of April 30, 2026 was 9.4 years.
The ROU asset and the related lease liability are initially measured at the present value of future lease payments over the lease term. As most leases do not provide an implicit interest rate, the Company obtains a quote for a collateralized debt obligation from a group of lenders each quarter to determine the present value of future payments of leases commenced for that quarter. The weighted average discount rate as of April 30, 2026 was 5.0%.
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

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. For entities other than PBEs, the requirements will be effective for annual periods beginning after December 15, 2025. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. As of April 30, 2026, the Company adopted this new ASU retrospectively and it only impacts the Company's income tax disclosures with no impact to its operations, cash flows, and financial condition.
Recently Issued Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires public business entities to provide enhanced disclosures of certain natural expense categories within relevant income statement captions. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its financial statement disclosures. This ASU will likely result in additional disclosures being included in the Company's Consolidated Financial Statements once adopted.
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
D - Finance Receivables, Net
The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which originate at interest rates ranging from 6.0% to 20.3%, are collateralized by the vehicle sold and typically provide for payments over periods ranging from 11 months to 70 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. As of the fourth quarter of fiscal year 2025, the Company maintains two distinct loan pools for the purpose of estimating expected credit losses under the CECL model in accordance with ASC 326. These pools are grouped based on origination method and are managed collectively under a unified credit risk management framework. Although not considered separate segments under applicable disclosure rules, each pool is evaluated separately for expected credit losses, and the allowance for credit losses is determined accordingly. The components of finance receivables as of April 30, 2026 and 2025 are as follows:

	As of April 30,
(In thousands)	2026	2025

Gross contract amount	$1,821,480	$1,946,042
Less unearned finance charges	(408,421)	(436,887)
Principal balance	$1,413,059	$1,509,155
Less: estimated insurance receivables for APP claims	(2,149)	(2,910)
Less: allowance for APP claims	(2,420)	(3,135)
Less allowance for credit losses	(329,901)	(323,100)
Finance receivables, net	$1,078,589	$1,180,010
Loan origination costs	578	663
Finance receivables, net, including loan origination costs	$1,079,167	$1,180,673
Auto finance receivables collateralizing the non-recourse notes payable related to the financing and securitization transactions completed during the fiscal year 2026 and 2025 were $939.9 million and $844.5 million, respectively.
Changes in the finance receivables, net, for the years ended April 30, 2026, 2025 and 2024 are as follows:

	As of April 30,
(In thousands)	2026	2025	2024

Balance at beginning of period	$1,180,010	$1,097,931	$1,062,760
Finance receivable originations	952,451	1,075,080	1,079,946
Finance receivable collections	(477,730)	(469,379)	(455,828)
Provision for credit losses	(419,230)	(374,559)	(423,406)
Losses on claims for accident protection plan	(36,276)	(34,525)	(34,504)
Inventory acquired in repossession and accident protection plan claims	(120,636)	(114,538)	(131,037)

Balance at end of period	$1,078,589	$1,180,010	$1,097,931
Changes in the finance receivables allowance for credit losses for the years ended April 30, 2026, 2025 and 2024 are as follows:

	Years Ended April 30,
(In thousands)	2026	2025	2024

Balance at beginning of period	$323,100	$331,260	$299,608
Provision for credit losses	419,230	374,559	423,406
Charge-offs	(534,561)	(499,887)	(525,634)
Recovered collateral	122,132	117,168	133,880

Balance at end of period	$329,901	$323,100	$331,260
Amounts recovered from previously written-off accounts were $4.3 million, $3.5 million, and $2.8 million for the years ended April 30, 2026, 2025 and 2024, respectively. These amounts are netted against recovered collateral in the table above.

The Company increased the allowance for credit losses as a percentage of finance receivables from 23.25% at April 30, 2025 to 25.15% at April 30, 2026.
Earlier, in fiscal year 2025, the Company reduced the allowance for credit losses due to improved performance from contracts initiated under tighter underwriting standards. The allowance was further reduced to 23.25% in the fourth quarter, following refinements to the Company's CECL methodology and continued strong collections performance.
The following table presents the finance receivables that are current and past due as follows:

(Dollars in thousands)	April 30, 2026		April 30, 2025

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$1,090,757	77.19%	$1,208,330	80.06%
3 - 29 days past due	264,121	18.69%	249,263	16.52%
30 - 60 days past due	39,541	2.80%	34,407	2.28%
61 - 90 days past due	11,676	0.83%	11,461	0.76%
> 90 days past due	6,964	0.49%	5,694	0.38%
Total	$1,413,059	100.00%	$1,509,155	100.00%
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

	Years ended, April 30,
	2026	2025

Average total collected per active customer per month	$591	$575
Principal collected as a percent of average finance receivables	31.9%	31.8%
Average down-payment percentage	5.1%	5.5%
Average originating contract term (in months)	45.1	44.4

	As of April 30,
	2026	2025
Portfolio weighted average contract term, including modifications (in months)	49.0	48.3
Total dollars collected per active customer increased 2.6% year over year and principal collections as a percentage of average finance receivables increased slightly by 10 basis points compared to prior year. The average originating contract term increased slightly as the average retail sales price was up $666 and term is optimized to the distribution by score, shortening terms for higher credit risk customers and allowing additional terms for better credit scoring customers.
When customers apply for financing, the Company’s proprietary scoring models rely on the customers’ credit histories and certain application information to evaluate and rank their risk. The Company obtains credit histories and other credit data that includes information such as number of different addresses, age of oldest record, high risk credit activity, job time, time at residence and other factors. The application information that is used includes income, collateral value and down payment. The scoring models yield credit grades that represent the relative likelihood of repayment. The Company has historically utilized a six-point scorecard for credit evaluation. In May 2024, a new seven-point scorecard was introduced, offering greater granularity and improving the accuracy of loss ratio projections. Under this enhanced scoring model, customers with the highest probability of repayment are 7-rated customers. Customers assigned to a lower grade are determined to have a lower probability of repayment. For loans that are approved, the credit grade influences the terms of the agreement, such as the maximum amount financed, term length and minimum down payment. After origination, credit grades are generally not updated.
The following table presents a summary of finance receivables by credit quality indicator, as of April 30, 2026, segregated by customer score and year of origination.

	As of April 30, 2026

(Dollars in thousands)	Customer Score by Fiscal Year of Origination					Prior to
Customer Rating	2026	2025	2024	2023	2022	2022	Total	%
1-2	$81,189	$14,093	$3,349	$1,210	$143	$10	$99,994	7.1%
3-4	189,904	120,255	48,506	11,118	1,806	353	371,942	26.3%
5-7	458,844	286,935	133,766	49,532	11,001	1,045	941,123	66.6%
Total	$729,937	$421,283	$185,621	$61,860	$12,950	$1,408	$1,413,059	100.0%

Charge-offs	$119,519	$249,473	$114,246	$40,960	$9,243	$1,120	$534,561
The following table presents a summary of finance receivables by credit quality indicator, as of April 30, 2025, segregated by customer score and year of origination.

	As of April 30, 2025

(Dollars in thousands)	Customer Score by Fiscal Year of Origination					Prior to
Customer Rating	2025	2024	2023	2022	2021	2021	Total	%
1-2	$46,422	$13,367	$4,584	$743	$45	$45	$65,206	4.3%
3-4	284,265	131,084	44,141	9,241	826	219	469,776	31.1%
5-7	509,740	277,865	138,342	42,843	4,856	527	974,173	64.6%
Total	$840,427	$422,316	$187,067	$52,827	$5,727	$791	$1,509,155	100.0%

Charge-offs	$120,995	$237,829	$109,105	$28,518	$2,842	$598	$499,887

Contract Modifications
During the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2025, management identified that our previously issued financial statements contained material omissions of required disclosures under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-10-50-42 through 50-44 related to loan modifications for borrowers experiencing financial difficulty. The previously issued financial statements for fiscal year ended April 30, 2024 have been restated to include such disclosures.
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
The following table presents contract modifications by type of modification at April 30, 2026, 2025 and 2024:

	Contract Modifications by Type
(Dollars in thousands)	April 30, 2026		April 30, 2025		April 30, 2024 (Restated)
Type of Modification	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio

Term extension	$416,389	29.5%	$425,791	28.2%	$462,992	32.2%
Combination(1)	10,633	0.8%	10,350	0.7%	10,929	0.8%
Total	$427,022	30.3%	$436,141	28.9%	$473,921	33.0%

(1)These modifications result from customer bankruptcy filings and have been made in accordance with bankruptcy court requirements. They generally consist of a reduction in the contractual interest rate and/or an extension of the contract term as part of the customer’s court-approved payment restructuring plan.

The following table describes the financial effect of the modifications for each fiscal year:

Type of Modification	Fiscal Year 2026	Fiscal Year 2025	Fiscal Year 2024 (Restated)

Term extension	Added a weighted average of 1.9 months to the life of contracts, which reduced monthly payment amounts to borrowers.	Added a weighted average of 2.2 months to the life of contracts, which reduced monthly payment amounts to borrowers.	Added a weighted average of 2.3 months to the life of contracts, which reduced monthly payment amounts to borrowers.
Combination	Added a weighted average of 21.3 months to the life of contracts, which reduced monthly payment amounts to borrowers and/or reduced interest rates to a weighted average of 7.76%.	Added a weighted average of 21.5 months to the life of contracts, which reduced monthly payment amounts to borrowers and/or reduced interest rates to a weighted average of 9.16%.	Added a weighted average of 18.6 months to the life of contracts, which reduced monthly payment amounts to borrowers and/or reduced interest rates to a weighted average of 8.81%.

The Company closely monitors the performance of the contracts that are modified to understand the effectiveness of its modification efforts. The following table depicts the status of contracts that have term modifications in the applicable fiscal year:

	Payment Status (Principal Balance)
(In thousands)	Total	Current	3-29 Days Past Due	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due

For Fiscal Year 2026	$416,389	$297,413	$98,286	$16,302	$3,694	$694
For Fiscal Year 2025	425,791	304,859	100,554	14,149	3,900	2,329
For Fiscal Year 2024 (Restated)	462,992	326,937	117,390	13,890	2,724	2,051
The following table depicts the status of contracts that have term modifications due to the combination of modifications due to bankruptcies for the periods presented:

	Payment Status (Principal Balance)
(In thousands)	Total	Payment Received in Last 30 Days	Payment Received in Last 31-60 Days	Payment Received in Last 61-90 Days	Payment Received in Last 90+ Days

For Fiscal Year 2026	$10,633	$5,107	$1,342	$741	$3,443
For Fiscal Year 2025	10,350	5,864	1,596	843	2,047
For Fiscal Year 2024 (Restated)	10,929	5,528	1,808	1,366	2,227

As of April 30, 2026, customer contracts with an aggregate principal balance of $131.0 million were charged off within 12 months following contract modifications. For comparative purposes, as of April 30, 2025 and April 30, 2024, customer contracts with aggregate principal balances of $133.0 million and $153.9 million, respectively, were charged off within 12 months following contract modifications.
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

E - Property and Equipment
A summary of property and equipment is as follows:

(In thousands)	April 30, 2026	April 30, 2025

Land	$11,883	$11,998
Buildings and improvements	21,718	23,575
Furniture, fixtures and equipment	25,911	26,139
Leasehold improvements	47,261	51,466
Construction in progress	297	1,028

Less accumulated depreciation and amortization	(64,215)	(57,312)

Property and equipment, net	$42,855	$56,894
Fixed asset impairment charges for the year ended April 30, 2026 were $7.6 million related to the closure of 60 stores during the year.
F - Accrued Liabilities
A summary of accrued liabilities is as follows:

(In thousands)	April 30, 2026	April 30, 2025

Cash overdraft	$—	$1,289
Employee compensation and benefits	9,020	7,983
Deferred sales tax (see Note C)	8,591	10,326
Fair value of contingent consideration	5,768	6,298
Accrued interest payable	805	2,155
Property taxes payable	1,433	1,452
Unearned Revenue	5,331	4,200
Other	4,953	2,246

Total Accrued Liabilities	$35,901	$35,949

G – Debt
A summary of debt is as follows:

	As of April 30,
(In thousands)	2026	2025
Senior Secured Notes Payable	$300,000	$—
Debt issuance costs	(15,041)	—
Original issue discount	(10,800)	—
Non-cash debt discount - warrant	(10,478)	—

Senior Secured Notes Payable, net	$263,681	$—

Revolving line of credit	$—	$208,322
Debt issuance costs	—	(3,553)

Revolving line of credit, net	$—	$204,769

Non-recourse notes payable - 2023-1 Issuance	$—	$46,289
Non-recourse notes payable - 2023-2 Issuance	—	92,949
Non-recourse notes payable - 2024-1 Issuance	—	73,158
Non-recourse notes payable - 2024-2 Issuance	63,773	194,139
Non-recourse notes payable - 2025-1 Issuance	71,650	168,318
Non-recourse notes payable - 2025-2 Issuance	110,758	—
Non-recourse notes payable - 2025-3 Issuance	88,209	—
Non-recourse notes payable - 2025-4 Issuance	126,641	—
Debt issuance costs - non-recourse notes payable	(2,346)	(2,843)

Non-recourse notes payable, net	$458,685	$572,010

Total debt	$722,366	$776,779
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

Termination of Revolving Line of Credit
The Company repaid and terminated its $350.0 million asset-backed revolving line of credit on October 30, 2025. Accordingly, no amounts were outstanding under the facility as of April 30, 2026.
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
The warrants expire on October 30, 2031. The exercise price and the number of shares underlying the warrants are subject to adjustment in the event of specified events, including a subdivision or combination of the Company's common stock, a reclassification of the common stock, certain change of control transactions, certain rights offerings or specified dividend payments, and certain issuances or sales of common stock for consideration below the then-current exercise price, in each case subject to certain limitations as set forth in the executed agreement. Upon exercise, the aggregate exercise price may be paid, at the warrant holder's election, in cash or on a cashless net share settlement basis, based upon the fair market value of the Company's common stock at the time of exercise.
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

	Years Ended,
	April 30, 2026	April 30, 2025
Expected terms (years)	6	0
Risk-free interest rate	3.55%	—%
Volatility	57.73%	—%
Exercise stock price	22.63	—
Dividend yield	—%	—%
Non-Recourse Notes Payable
As of April 30, 2026, the Company has five outstanding series of asset-backed non-recourse notes (known as the “2024-2 Issuance”, “2025-1 Issuance”, “2025-2 Issuance”, "2025-3 Issuance", and "2025-4 Issuance"). All five issuances are collateralized by installment sale contracts directly originated by the Company. Credit enhancement for the non-recourse notes payable consists of overcollateralization, a reserve account funded with an initial amount of not less than 2.0% of the pool balance, excess interest on the auto finance receivables, and in some cases, the subordination of certain payments to noteholders of less senior classes of notes. The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto finance receivables. As of April 30, 2026, the outstanding notes payable related to the term securitization transactions accrue interest predominately at fixed rates and have scheduled maturities of August 20, 2031, November 20, 2031, June 20, 2028 and February 20, 2032, January 20, 2030 and July 20, 2032, and May 20, 2030 and August 20, 2032, respectively, but may be repaid earlier, depending upon collections from the underlying auto finance receivables. The original principal balance and weighted average fixed coupon rate for the outstanding securitizations are as follows:

	Original Principal Balance (in thousands)	Weighted Average Coupon Rate

2024-2	$300,000	7.44%
2025-1	200,000	6.49%
2025-2	216,000	6.27%
2025-3	171,960	5.46%
2025-4	161,264	7.02%

On July 12, 2024, the Company’s principal operating subsidiary, America’s Car Mart, Inc., and a newly formed affiliate entered into a loan and security agreement under which the Company’s affiliate borrowed $150 million in funding through an amortizing warehouse loan facility collateralized by installment sale contracts directly originated by the Company’s operating subsidiaries. The Company used the funding from the warehouse loan facility to pay down outstanding amounts borrowed under the Company’s revolving line of credit to fund its finance receivables. The loan and security agreement provided for additional borrowing availability, subject to the terms and conditions of the agreement, and recourse against the Company with respect to up to 10% of the aggregate amount borrowed under the warehouse facility. Interest on any outstanding balances accrues at a rate of SOFR plus 350 basis points, with a scheduled maturity date of July 12, 2026. In October 2024, the Company used the proceeds from its 2024-2 Issuance to pay down the outstanding balance under the warehouse loan facility. The warehouse loan facility was terminated in November 2025, and as such, no debt was outstanding under the warehouse loan facility as of April 30, 2026.
H – Fair Value Measurements
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
Finance receivables, net
The Company estimated the fair value of its receivables at what a third-party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios and has had a third-party appraisal in 2025 that indicates a range of 38% to 43% discount to face would be a reasonable fair value in a negotiated third-party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 40.5% discount. For financial reporting purposes these sale transactions are eliminated (Level 2).

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument (Level 2).
Contingent consideration	The fair value was based upon inputs from the earn-out projection (Level 2).
Senior secured note payable	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently (Level 2).
Revolving line of credit	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently (Level 2).
Non-recourse notes payable	The fair value was based upon inputs derived from prices for similar instruments at period end (Level 2).
The estimated fair values, and related carrying amounts, of the financial instruments and other assets included in the Company’s financial statements at April 30, 2026 and 2025 are as follows:

	April 30, 2026		April 30, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$46,962	$46,962	$9,808	$9,808
Restricted cash	84,684	84,684	114,729	114,729
Inventory - Repossessions	20,263	20,263	18,845	18,845
Finance receivables, net	1,079,167	840,770	1,180,673	928,130
Accounts payable	32,063	32,063	34,980	34,980
Contingent Consideration	5,768	5,768	6,298	6,298
Senior secured notes payable, net	263,681	263,681	—	—
Revolving line of credit, net	—	—	204,769	204,769
Non-recourse notes payable, net	458,685	462,975	572,010	581,029

I - Income Taxes
The components of net income (loss) before income tax expense are as follows:

	Years Ended April 30,
(In thousands)	2026	2025	2024

Domestic	$(107,981)	$22,801	$(40,135)
Total	$(107,981)	$22,801	$(40,135)
The components of the provision for income taxes are as follows:

	Years Ended April 30,
(In thousands)	2026	2025	2024
Current expense (benefit):
Federal	$3,985	$12,408	$9,453
State	84	3,123	3,312
Total	$4,069	$15,531	$12,765

Deferred expense (benefit):
Federal	$21,636	$(7,325)	$(18,916)
State	5,425	(3,337)	(2,591)
Total	$27,061	$(10,662)	$(21,507)

Total income tax expense (benefit)	$31,130	$4,869	$(8,742)

A reconciliation of the Company’s statutory income tax rate and effective tax rate is as follows:

	Years Ended April 30,
	2026		2025		2024
(In thousands, except for percentages of income before tax)	Amount	Percent	Amount	Percent	Amount	Percent

Pretax Income (Loss)	$(107,981)		$22,801		$(40,135)

US Federal Statutory Tax Rate	(22,676)	21.0%	4,788	21.0%	(8,428)	21.0%
State and Local Income Taxes, net of Federal benefit (1)	5,508	(5.1)%	(966)	(4.2)%	(1,204)	3.0%
Tax Credits:
Federal Employment Credits	(246)	0.2%	173	0.8%	(63)	0.2%
Change in valuation allowance	47,227	(43.7)%	—	—%	—	—%
Nontaxable or Nondeductible Items:
Section 162(m) limitation	205	(0.2)%	288	1.3%	405	(1.0)%
Related Finance Provision/(Benefit)	(841)	0.8%	1,083	4.8%	—	—%
Other	(85)	0.1%	47	0.2%	(184)	0.5%
Other Adjustments:
True Ups	2,038	(1.9)%	(571)	(2.5)%	—	—%
Other, net	—	—%	26	0.1%	732	(1.8)%

Total	$31,130	(28.8)%	$4,869	21.4%	$(8,742)	21.8%

(1) State taxes in Arkansas, Alabama, and Oklahoma make up the majority (greater than 50%) of the tax effect in this category.

The components of the Company's deferred tax assets and liabilities are as follows:

	As of April 30,
(In thousands)	2026	2025	2024
Deferred tax assets:
Accrued liabilities	$2,042	$2,188	$2,218
Inventory	172	183	152
Share based compensation	6,626	5,859	4,803
Net operating loss carryforwards	57,028	38,033	20,700
Deferred revenue	8,360	9,536	4,030
Other	94	91	—
Total deferred tax assets before valuation allowance	$74,322	$55,890	$31,903
Valuation Allowance	(52,987)	—	—
Total deferred tax assets after valuation allowance	$21,335	$55,890	$31,903

Deferred tax liabilities:
Finance Receivables	(52,950)	(59,714)	(46,056)
Property and equipment	(1,820)	(2,760)	(3,222)
Goodwill	(772)	(562)	(426)
Interest expense limitation	—	—	(7)
Total deferred tax liabilities	$(55,542)	$(63,036)	$(49,711)

Net deferred tax assets (liabilities)	$(34,207)	$(7,146)	$(17,808)
Net Operating Loss Carryforwards
As of April 30, 2026, the Company had $242.0 million of U.S. federal net operating loss carryforwards, which have an unlimited carryforward period. As of April 30, 2026, the Company had $146.4 million of state net operating loss carryforwards, that begin to expire at various dates starting in 2031.
The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. The Company assesses the realizability of its deferred tax assets at each balance sheet date. In assessing the realization of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the projected future taxable income, expected reversal of existing deferred tax liabilities, and tax planning strategies in making this assessment. After consideration of all available evidence, both positive and negative, the Company determined that it is not more likely than not that its net deferred tax assets for its Colonial Auto Finance filing group will be realized in the foreseeable future. As a result, the Company recorded a valuation allowance on this group's net deferred tax assets of $53.0 million as of April 30, 2026.
Uncertain Tax Positions
The Company records uncertain tax positions as liabilities in accordance with ASC 740-10 and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Since there is complexity in some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. The calculation and assessment of the Company's income tax exposures generally involves the uncertainties in the application of complex tax laws and regulations for federal and state jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon local tax examination including resolutions of any related appeals or litigation on the basis of the technical merits.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company's tax years are still open under statute from fiscal year 2022 to the present. The resolution of tax matters is not expected to have a material effect on the Company's Consolidated Financial Statements.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of April 30, 2026 and 2025, no accrued interest or penalties related to unrecognized tax benefits are included on the related tax liability line in the consolidated balance sheet.
Income Taxes Paid
The following summarizes the Company's income taxes paid (net of refunds received) for the years presented below:

	Years Ended April 30,
(In thousands)	2026	2025	2024
Federal	$6,913	$8,908	$4,782
State	2,261	2,224	1,677
Total	$9,174	$11,132	$6,459
The following summarizes the jurisdictions that exceeded 5% of the Company's total income taxes paid (net of refunds) for the years presented below:

	Years Ended April 30,
(In thousands)	2026	2025	2024
State:
Arkansas	*	$586	*

* Jurisdiction below the threshold for the period presented.

J – Capital Stock
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
On September 20, 2024, the Company completed an underwritten public offering of 1,700,000 shares of its common stock, par value $0.01 per share, at a public offering price of $43.00. Net proceeds from the offering were $68.2 million after deducting the underwriting discount, commissions and offering costs. Under the terms of the Underwriting Agreement entered into in connection with the offering, the Company granted the underwriter an option (the “Over-allotment Option”), exercisable for 30 days, to purchase up to 255,000 additional shares of common stock (the “Option Shares”) at the public offering price, less underwriting discounts and commissions. On October 22, 2024, the Company completed the sale of 138,272 Option Shares in connection with the partial exercise by the underwriter of the Over-

allotment Option at the public offering price of $43.00 per share. The Company received net proceeds from the sale of the Option Shares of approximately $5.6 million after deducting the underwriting discount, commissions and offering costs, resulting in aggregate net proceeds to the Company from the offering of approximately $73.8 million.
As of April 30, 2026, the Company has a total of 8,305,520 shares of its common stock outstanding, compared to 8,263,280 outstanding as of April 30, 2025.
K – Weighted Average Shares Outstanding
Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended April 30,
	2026	2025	2024

Weighted average shares outstanding-basic	8,289,319	7,524,770	6,388,537
Dilutive options and restricted stock	—	156,820	—

Weighted average shares outstanding-diluted	8,289,319	7,681,590	6,388,537

Antidilutive securities not included:
Options	721,757	630,692	368,118
Warrants	937,487	—	—
Restricted stock	258,466	23,421	9,898
For the year ended April 30, 2026, the Company reported a net loss. As a result, all potentially dilutive securities, including 154,107 weighted-average incremental shares determined under the treasury stock method, were excluded from the computation of diluted loss per share because their effect would have been antidilutive, and diluted loss per share equals basic loss per share. The potentially dilutive securities excluded are contained within the antidilutive securities presented in the table above.
L – Stock-Based Compensation Plans
The Company has stock-based compensation plans under which awards of non-qualified stock options, incentive stock options and restricted stock have been or may be granted to employees, directors and certain advisors of the Company. The stock-based compensation plan being utilized at April 30, 2026 is the 2024 Equity Incentive Plan. The 2024 Equity Incentive Plan was approved by the Company’s shareholders and became effective on August 27, 2024. This plan governs all new equity-based awards granted on or after its effective date. The 2024 Equity Incentive Plan includes a reserve of 500,000 shares authorized for issuance of awards under the plan. At April 30, 2026, a total of 281,790 shares remained available for future awards under the 2024 Equity Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $3.7 million ($4.8 million after tax effects), $4.7 million ($3.7 million after tax effects), $4.2 million ($3.3 million after tax effects) for the years ended April 30, 2026, 2025, and 2024, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.
Stock Option Awards
The Company has options outstanding under the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Stock Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. On August 29, 2018, August 26, 2020, and August 30, 2022, the shareholders of the Company approved amendments to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000, 200,000, and

185,000 shares, respectively. At April 30, 2026, a total of 643,434 shares of common stock are reserved for issuance of outstanding stock options under the Restated Option Plan. Options outstanding under the Restated Option Plan expire in the calendar years 2026 through 2034. As of April 30, 2026, there were 212,486 unvested options under the Restated Option Plan. No further awards may be granted under the Restated Option Plan.
The 2024 Equity Incentive Plan, which replaced the Restated Option Plan, provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. At April 30, 2026, a total of 78,323 shares of common stock are reserved for issuance of outstanding stock options under the 2024 Equity Incentive Plan with an aggregate intrinsic value of $0. Options outstanding under the 2024 Equity Incentive Plan expire in calendar years 2034 through 2035. As of April 30, 2026, there were 77,823 unvested options under the 2024 Equity Incentive Plan.

	Restated Option Plan	2024 Equity Incentive Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	May 9, 2034	November 11, 2035
Shares available for grant at April 30, 2026	—	281,790
The aggregate intrinsic value of outstanding options at April 30, 2026 and 2025 was $0 and $547,000, respectively.
The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Years Ended April 30,
	2026	2025	2024
Expected terms (years)	2.5	4.9	3.9
Risk-free interest rate	3.87%	4.93%	4.06%
Volatility	54%	61%	56%
Dividend yield	—%	—%	—%
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
There were no options granted during fiscal 2026, 22,281 granted during fiscal 2025, and 197,486 granted during fiscal 2024 under the Restated Option Plan, respectively. There were 75,823 options granted during fiscal 2026 and 7,500 granted during fiscal 2025 under the 2024 Equity Incentive Plan. The grant-date fair value of options granted during fiscal 2026, 2025, and 2024 was $1.1 million, $0.5 million, and $5.7 million, respectively. The options were granted at fair market value on the date of grant. Generally, options vest after three to five years.

The following is an aggregate summary of the activity in the stock incentive plan from April 30, 2023 to April 30, 2026:

	Number of Options	Exercise Price per Share	Proceeds on Exercise	Weighted Average Exercise Price per Share
			(in thousands)
Outstanding at April 30, 2023	613,400		$47,480	$77.41
Granted	197,486	$70.57 to $86.30	14,279	72.30
Exercised	(35,000)	$36.54 to $54.85	(1,828)	52.23
Cancelled	(40,000)	$109.06	(4,362)	109.06
Outstanding at April 30, 2024	735,886		$55,569	$75.51
Granted	29,781	$42.25 to $61.32	1,703	57.19
Exercised	—		—
Cancelled	(74,000)	$46.23 to $150.83	(4,700)	63.51
Outstanding at April 30, 2025	691,667		$52,572	$76.01
Granted	75,823	$19.34 to $51.95	3,425	45.17
Exercised	—		—
Cancelled	(45,733)	$26.37 to $94.59	(2,247)	49.13
Outstanding at April 30, 2026	721,757		$53,750	$74.47
Stock option compensation expense on a pre-tax basis was $1.1 million ($1.4 million after tax effects), $1.1 million ($0.9 million after tax effects), and $1.8 million ($1.4 million after tax effects) for the years ended April 30, 2026, 2025 and 2024, respectively. As of April 30, 2026, the Company had approximately $0.8 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 0.7 years.
The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Years Ended April 30,
(Dollars in thousands except option data)	2026	2025	2024

Options exercised	—	—	35,000
Cash received from option exercises	$—	$—	$—
Intrinsic value of options exercised	$—	$—	$1,145
There were no options exercised through net settlements during the year ended April 30, 2026.
As of April 30, 2026, there were 431,448 vested and exercisable stock options outstanding with an aggregate intrinsic value of $0 and a weighted average remaining contractual life of 4.1 years and a weighted average exercise price of $81.94.
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
The following is a summary of the Restricted Stock Award activity in the Company’s stock incentive plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested shares at April 30, 2023	181,783	$61.22
Shares granted	74,647	68.56
Shares vested	(13,037)	62.78
Shares cancelled	(32,183)	61.14
Unvested shares at April 30, 2024	211,210	$63.73
Shares granted	89,862	55.67
Shares vested	(34,583)	71.73
Shares cancelled	(14,620)	73.53
Unvested shares at April 30, 2025	251,869	$59.19
Shares granted	79,975	36.47
Shares vested	(43,559)	63.38
Shares cancelled	(29,819)	54.78
Unvested shares at April 30, 2026	258,466	$51.90
The fair value at vesting for Awards under the Restated Incentive Plan and 2024 Equity Incentive Plan was $13.4 million, $14.9 million, and $13.5 million in fiscal 2026, 2025, and 2024, respectively.
The Company recorded compensation cost of approximately $2.6 million ($3.3 million after tax effects), $3.6 million ($2.8 million after tax effects), and $1.8 million ($1.4 million after tax effects) related to the issuance of restricted stock awards under the Restated Incentive Plan and 2024 Equity Incentive Plan during the years ended April 30, 2026, 2025, and 2024, respectively. As of April 30, 2026, the Company had $3.2 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan and 2024 Equity Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 1.6 years.
There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2026 or fiscal 2025.

M - Commitments and Contingencies
Letter of Credit
The Company has standby letters of credit relating to insurance policies totaling $4.5 million at April 30, 2026.
Facility Leases
The Company leases certain dealership and office facilities under various non-cancelable operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of April 30, 2026, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending	Amount
April 30,	(in thousands)

2027	$9,427
2028	8,304
2029	7,143
2030	5,855
2031	4,958
Thereafter	26,365
Total undiscounted operating lease payments	$62,052
Less: imputed interest	(12,219)
Present value of operating lease liabilities	$49,833
The $62.1 million of operating lease commitments includes $21.3 million of non-cancelable lease commitments under the lease terms and $40.8 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. For the years ended April 30, 2026, 2025, and 2024, rent expense for all operating leases amounted to approximately $10.4 million, $10.1 million, and $9.0 million, respectively.
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

N - Supplemental Cash Flow Information
Supplemental cash flow disclosures for the years ended April 30, 2026, 2025, and 2024 are as follows:

	Years Ended April 30,
(In thousands)	2026	2025	2024
Supplemental disclosures:
Interest paid	$78,570	$70,650	$65,647
Income taxes paid, net	9,174	11,132	6,459

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	120,636	114,538	137,366
Issuance of warrants	11,642	—	—
Reduction in net receivables for deferred ancillary product revenue at time of charge-off	33,454	33,257	37,877
Net settlement option exercises	—	—	1,828
Right-of-use assets obtained in exchange for operating lease liabilities	—	384	2,134
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	—	7,433	1,822
O - Acquisitions
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
The excess of the purchase price over the fair values of the net assets acquired was allocated to goodwill, all of which is deductible for tax purposes and represents the future economic benefits expected to arise from anticipated synergies and intangible assets that do not qualify for separate recognition. The Company recorded the preliminary fair values of the assets acquired and liabilities assumed in the TAC acquisition, which resulted in the recognition of: (1) net working capital assumed of $100,000, (2) inventory of $5.0 million, (3) gross right-of-use asset and lease liability of $7.4 million and (4) goodwill of $8.5 million. The Company finalized the purchase price allocation during the first quarter of fiscal 2026 upon the expiration of the measurement period, with no adjustments to the amounts previously recognized.

P – Segment Reporting
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
Segment reporting for the years ended April 30, 2026, 2025, and 2024 are as follows:

	Years Ended April 30,
(Dollars in thousands)	2026	Change	2025	Change	2024

Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$120,988	5.0%	$115,173	0.8%	$114,266
Share-based compensation expense	3,727	(20.8)	4,708	12.8	4,174
Total compensation and benefits	$124,715	4.0	$119,881	1.2	118,440
Store occupancy costs	30,263	43.0	21,161	9.6	19,309
Advertising costs	4,691	(7.2)	5,057	18.0	4,284
Other overhead costs	48,415	13.1	42,822	14.5	37,388
Total selling, general and administrative expenses	$208,084	10.1	$188,921	5.3	$179,421
Q – Subsequent Events
As described in Note B (Liquidity and Going Concern), the Company's $300.0 million senior secured term loan facility under its Credit and Guaranty Agreement with Silver Point Finance, LLC, as administrative agent (see Note G), requires the Company to maintain compliance with certain financial covenants, including a minimum liquidity covenant. The Company was in compliance with these covenants as of April 30, 2026. Subsequent to April 30, 2026, the Company failed to comply with these covenants, specifically the minimum liquidity covenant and the minimum collateral coverage ratio covenant. The Company obtained a series of short-term waivers from its lenders and, on June 19, 2026, entered into an amendment to the Credit and Guaranty Agreement (the "Amendment") that provides covenant relief for a limited period extending through early September 2026, which may be extended through November 2026 only if specified conditions are satisfied. The Amendment requires the Company to satisfy certain milestones during the relief period. In connection with the waivers and the Amendment, the Company incurred additional debt issuance costs of approximately $18.0 million, which were added to the outstanding principal balance under the Credit and Guaranty Agreement. If the Company fails to satisfy these milestones or the other conditions of the Amendment, or is unable to obtain further covenant relief, waivers or financing prior to the expiration of the relief period, the lenders would be entitled to exercise remedies under the Credit and Guaranty Agreement, including acceleration of the outstanding indebtedness.
On June 3, 2026, the Board of Directors approved a retention program for senior management, including the named executive officers, and other key employees, consisting of cash retention awards and stock options intended to support operational stability during the Special Committee's evaluation of strategic alternatives. Cash retention awards were $1,200,000 to the Chief Executive Officer, $563,000 to the Chief Financial Officer, $531,000 to the Chief Operating Officer, and $300,000 to the Chief Accounting Officer. Each award must be repaid, on a post-tax basis, if the executive's employment ends before the earlier of a change in control or one year from the grant date, unless the termination is without cause, for good reason, or due to death or disability.
The stock options were granted at an exercise price equal to the closing stock price on the grant date and vest in four equal annual installments. A portion were issued as contingent options requiring stockholder approval of additional shares under the 2024 Equity Incentive Plan at the 2026 Annual Meeting; if approval is not obtained, those options will be voided.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Management, with the participation of the Company’s President and Chief Executive Officer, and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2026. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.
Remediation of Previously Reported Material Weakness
A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in Item 9A of the Company's Annual Report on Form 10-K for the year ended April 30, 2025, during the year ended April 30, 2025, in connection with the preparation of the Company's annual financial statements as of and for the year ended April 30, 2025, the Company identified a material weakness in its internal control over financial reporting. The material weakness related to having inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under GAAP. This principally resulted from (1) incorrect assessment during the initial adoption of ASU 2022-02, (2) ineffective disclosure controls and procedures that did not identify missing required disclosures under ASC 310-10-50-42 through 50-44, and (3) turnover in technical accounting resources leading to a reduction of requisite expertise. The material weakness existed as of April 30, 2025 and each of the interim reporting periods during fiscal years 2025 and 2024 and resulted in the restatement of previously issued financial statements to include the required disclosures regarding contract modifications made to borrowers experiencing financial difficulty.
During the year ended April 30, 2026, management implemented significant organizational and process improvements to address the material weakness, including (1) leadership changes and enhanced expertise related to technical accounting and financial reporting and (2) process and control improvements related to the following:
•Enhanced the new accounting standards implementation process with formalized assessment procedures;
•Implemented a secondary review process for complex disclosure requirements;
•Formalized a disclosure committee to provide additional oversight;
•Implemented systematic data compilation processes for required disclosures; and
•Enhanced training programs for control operators.

Management completed the implementation of these enhanced controls, and the controls operated for a sufficient period of time to enable management to test, and conclude on, the design and operating effectiveness of the controls. Based on the results of this testing, management concluded that the previously reported material weakness was remediated as of April 30, 2026.
The Company’s independent registered public accounting firm has audited the effectiveness of the Company’s internal control over financial reporting at April 30, 2026, as stated in their report included herein.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2026. In making this assessment, management used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2026, the Company’s internal control over financial reporting was effective.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
America’s Car-Mart, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended April 30, 2026, and our report dated July 14, 2026 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
July 14, 2026

Changes in Internal Control over Financial Reporting
Except for the changes described above in connection with the completion of the Company's remediation of the previously reported material weakness, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
During the three months ended April 30, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference herein from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Stockholders to be held in September 2026 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.
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
As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the SEC on August 8, 2025, the Company identified omissions in disclosures required under ASC 310-10-50-42 through 50-44 regarding contract modifications made to borrowers experiencing financial difficulty which required the Company to restate its financial statements included in its Annual Report on Form 10-K for the fiscal year ended April 30, 2024 and each Quarterly Report on Form 10-Q for each quarterly period in fiscal years 2024 and 2025. For the purposes of the Clawback Policy, however, the inclusion of the omitted disclosures in that Form 10-K did not constitute an accounting restatement as defined in the Clawback Policy as there was no impact on the Company's Consolidated Balance Sheets,

Consolidated Statements of Operations, or Consolidated Statements of Cash Flows. In addition, none of the compensation received by the Company's executive officers was based on the attainment of a financial reporting measure affected by the omitted disclosures. Accordingly, no recovery of incentive compensation was required under the Clawback Policy, no erroneously awarded compensation remains outstanding, and no facts or circumstances arose during fiscal year 2026 that would affect these conclusions.
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
The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2026:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c) (1)

Equity compensation plans approved by the stockholders	721,757	$74.47	392,607

Equity compensation plans not approved by the stockholders	—	—	—
(1)Includes 281,790 shares available for issuance under the 2024 Equity Incentive Plan and 110,817 shares under the 2006 Employee Stock Purchase Plan.
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

4.3
Indenture, dated January 31, 2025, by and between ACM Auto Trust 2025-1 and Deutsche Bank National Trust Company, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2025).

4.4
Indenture, dated May 29, 2025, by and between ACM Auto Trust 2025-2 and Deutsche Bank National Trust Company, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2025).

4.5
Indenture, dated August 28, 2025, by and between ACM Auto Trust 2025-3 and Deutsche Bank National Trust Company, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2025).

4.6
Indenture, dated December 17, 2025, by and between ACM Auto Trust 2025-4 and Deutsche Bank National Trust Company, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2025).

4.7	Form of Common Stock Purchase Warrant, dated October 30, 2025 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2025).

10.1*	Amended and Restated Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.1.1*	Amendment to Amended and Restated Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018).

10.2*	Amended and Restated Stock Option Plan (Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.2.1*	Amendment to Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018).

10.2.2*	Amendment to Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2020).

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

10.4*
Form of Restricted Stock Agreement under the America’s Car-Mart, Inc. 2024 Equity Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 17, 2024).

10.5*
Form of Option Stock Agreement under the America’s Car-Mart, Inc. 2024 Equity Incentive Plan (Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 17, 2024).

10.6*	America’s Car-Mart, Inc. Short-Term Incentive Plan, effective April 1, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2023).

10.7*	Form of Indemnification Agreement between the Company and certain officers and directors of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1993) (filed in paper format).

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

10.14
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

10.15
Purchase Agreement, dated January 31, 2025, by and between Colonial Auto Finance, Inc. and ACM Funding, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2025).

10.16
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

10.17
Purchase Agreement, dated May 29, 2025, by and between Colonial Auto Finance, Inc. and ACM Funding, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2025).

10.18
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

10.19
Purchase Agreement, dated August 28, 2025, by and among Colonial Auto Finance, Inc., America’s Car Mart, Inc., Texas Car-Mart, Inc. and ACM Auto Trust 2025-3 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2025).

10.20
Sale and Servicing Agreement, dated August 28, 2025, by and among ACM Auto Trust 2025-3, Colonial Auto Finance, Inc., as Servicer, and Deutsche Bank National Trust Company, as Indenture Trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2025).

10.21
Purchase Agreement, dated December 17, 2025, by and among Colonial Auto Finance, Inc., America’s Car Mart, Inc., Texas Car-Mart, Inc. and ACM Auto Trust 2025-4 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2025).

10.22
Sale and Servicing Agreement, dated December 17, 2025, by and among ACM Auto Trust 2025-4, Colonial Auto Finance, Inc., as Servicer, and Deutsche Bank National Trust Company, as Indenture Trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2025).

10.23
Credit and Guaranty Agreement, dated October 30, 2025, by and among America’s Car-Mart, Inc., certain of its subsidiaries party thereto, the lenders party thereto, and Silver Point Finance, LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2025).

10.23.1
First Amendment and Limited Waiver to Credit and Guaranty Agreement, dated June 19, 2026, by and among America’s Car-Mart, Inc., certain of its subsidiaries party thereto, the lenders party thereto, and Silver Point Finance, LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2026).

10.24*	Form of Retention Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2026).

10.25*
Independent Director Agreement, dated May 22, 2026, by and among America’s Car-Mart, Inc., AP Advisors LLC and Adam Paul (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2026).

10.26*
Independent Director Agreement, dated June 23, 2026, by and among America’s Car-Mart, Inc., Jackson Square Advisors LLC and Gilbert E. Nathan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2026).

10.27*
Independent Director Agreement, dated June 23, 2026, by and among America’s Car-Mart, Inc., Bluerose Associates LLC and Michael J. Wartell (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2026).

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

97.1	America’s Car-Mart, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2025, filed with the SEC on August 8, 2025)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
*Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Company.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA’S CAR-MART, INC.

Dated: July 14, 2026	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas W. Campbell	Chief Executive Officer, President and Director	July 14, 2026
Douglas W. Campbell	(Principal Executive Officer)

/s/ Jonathan M. Collins	Chief Financial Officer	July 14, 2026
Jonathan M. Collins	(Principal Financial Officer)

/s/ Vickie D. Judy	Chief Accounting Officer	July 14, 2026
Vickie D. Judy	(Principal Accounting Officer)

/s/ Joshua G. Welch	Chairman of the Board	July 14, 2026
Joshua G. Welch

/s/ Ann G. Bordelon	Director	July 14, 2026
Ann G. Bordelon

/s/ Jonathan Z. Buba	Director	July 14, 2026
Jonathan Z. Buba

/s/ Daniel J. Englander	Director	July 14, 2026
Daniel J. Englander

/s/ Brandi N. Joplin	Director	July 14, 2026
Brandi N. Joplin

/s/ Dawn C. Morris	Director	July 14, 2026
Dawn C. Morris

/s/ Gilbert E. Nathan	Director	July 14, 2026
Gilbert E. Nathan

/s/ Adam Paul	Director	July 14, 2026
Adam Paul

/s/ Michael J. Wartell	Director	July 14, 2026
Michael J. Wartell

/s/ Jeffrey A. Williams	Director	July 14, 2026
Jeffrey A. Williams