Form 10-Q
period 2026-07-31
AMERICAS CARMART INC
filed 2026-09-09
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at September 9, 2026
Common Stock, par value $0.01 per share	8,338,478

AMERICA’S CAR-MART, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
America’s Car-Mart, Inc.

	July 31, 2026	April 30, 2026
(Dollars in thousands except share and per share amounts)	(Unaudited)
Assets:
Cash and cash equivalents	$27,532	$46,962
Restricted cash	82,445	84,684
Accrued interest on finance receivables	6,919	8,029
Finance receivables, net of allowance for credit losses of $276,952 and $329,901, respectively	909,797	1,079,167
Inventory	35,194	54,074
Income tax receivable, net	3,600	3,524
Prepaid expenses and other assets	35,535	31,349
Right-of-use asset	42,266	43,429
Goodwill	22,764	22,767
Property and equipment, net	40,087	42,855
Total Assets	$1,206,139	$1,416,840

Liabilities:
Accounts payable	$22,173	$32,063
Deferred accident protection plan revenue	33,970	44,940
Deferred service contract revenue	32,841	51,474
Accrued liabilities	34,819	35,901
Deferred income tax liabilities, net	34,207	34,207
Lease liability	47,389	49,833
Non-recourse notes payable, net	357,655	458,685
Senior secured notes payable, net	266,205	263,681
Total liabilities	$829,259	$970,784

Commitments and contingencies (Note L)

Mezzanine equity:
Mandatorily redeemable preferred stock	$400	$400

Equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 15,692,699 and 15,657,592 issued at July 31, 2026 and April 30, 2026, respectively, of which 8,338,478 and 8,305,520 were outstanding at July 31, 2026 and April 30, 2026, respectively	157	157
Additional paid-in capital	210,645	210,806
Retained earnings	464,120	533,110
Less: Treasury stock, at cost, 7,354,221 and 7,352,072 shares at July 31, 2026 and April 30, 2026, respectively	(298,542)	(298,517)
Total stockholders’ equity	376,380	445,556
Non-controlling interest	100	100
Total equity	376,480	445,656

Total Liabilities, Mezzanine Equity and Equity	$1,206,139	$1,416,840
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)
America’s Car-Mart, Inc.

	Three Months Ended July 31,
	2026	2025
(Dollars in thousands except share and per share amounts)	(Unaudited)
Revenues:
Sales	$89,902	$276,240
Interest and other income	55,849	65,072

Total revenues	145,751	341,312

Costs and expenses:
Cost of sales, excluding depreciation	70,266	175,080
Selling, general and administrative	51,551	51,408
Provision for credit losses	71,559	103,036
Interest expense	19,226	17,042
Depreciation and amortization	1,802	2,139
Loss on disposal of property and equipment	178	9
Total costs and expenses	214,582	348,714

Loss before taxes	(68,831)	(7,402)

Provision for (benefit of) income taxes	149	(1,666)

Net loss	$(68,980)	$(5,736)

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)

Net loss attributable to common stockholders	$(68,990)	$(5,746)

Loss per share:
Basic	$(8.28)	$(0.69)
Diluted	$(8.28)	$(0.69)

Weighted average number of shares used in calculation:
Basic	8,329,512	8,274,054
Diluted	8,329,512	8,274,054
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
America’s Car-Mart, Inc.

	Three Months Ended July 31,
	2026	2025
(In thousands)	(Unaudited)
Operating Activities:
Net loss	$(68,980)	$(5,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	71,559	103,036
Losses on claims for accident protection plan	7,132	8,595
Depreciation and amortization	1,802	2,139
Amortization of debt issuance costs	2,956	1,269
(Gain) loss on disposal of property and equipment	178	(9)
Impairment of goodwill	—	14
Stock based compensation	(190)	1,157
Deferred income taxes	—	608
Paid-in-kind interest added to principal	1,061	—
Change in operating assets and liabilities:
Finance receivable originations	(40,976)	(262,746)
Finance receivable collections	108,810	118,720
Accrued interest on finance receivables	1,110	(713)
Inventory	41,514	28,618
Prepaid expenses and other assets	(4,050)	(787)
Accounts payable and accrued liabilities	(12,178)	3,205
Deferred accident protection plan revenue	(10,970)	(578)
Deferred service contract revenue	(18,633)	(455)
Income taxes, net	(76)	(2,255)
Net cash provided by (used in) operating activities	$80,069	$(5,918)

Investing Activities:
Purchase of property and equipment	(90)	(459)
Proceeds from sale of property and equipment	881	20
Net cash provided by (used in) investing activities	$791	$(439)

Financing Activities:
Issuance of common stock	29	69
Purchase of common stock	(25)	(71)
Dividend payments	(10)	(10)
Change in cash overdrafts	—	6,162
Debt issuance costs	(662)	(1,708)
Issuances of non-recourse notes payable	—	216,000
Payments of non-recourse notes payable	(101,861)	(177,499)
Proceeds from revolving line of credit	—	158,571
Payments on revolving line of credit	—	(198,267)
Net cash provided by (used in) financing activities	$(102,529)	$3,247

Decrease in cash, cash equivalents, and restricted cash	(21,669)	(3,110)
Cash, cash equivalents, and restricted cash beginning of period	131,646	124,537

Cash, cash equivalents, and restricted cash end of period	$109,977	$121,427
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Equity (Unaudited)
America’s Car-Mart, Inc.

Three Months Ended July 31, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at April 30, 2026	15,657,592	$157	$210,806	$533,110	$(298,517)	$100	$445,656

Issuance of common stock	35,107	—	29	—	—	—	29
Purchase of treasury shares	—	—	—	—	(25)	—	(25)
Stock based compensation	—	—	(190)	—	—	—	(190)
Dividends on subsidiary preferred stock	—	—	—	(10)	—	—	(10)
Net loss	—	—	—	(68,980)	—	—	(68,980)

Balance at July 31, 2026 (Unaudited)	15,692,699	$157	$210,645	$464,120	$(298,542)	$100	$376,480
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Equity (Unaudited)
America’s Car-Mart, Inc.

Three Months Ended July 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at April 30, 2025	15,605,818	$156	$195,225	$672,261	$(298,220)	$100	$569,522

Issuance of common stock	15,638	—	69	—	—	—	69
Purchase of treasury shares	—	—	—	—	(71)	—	(71)
Stock based compensation	—	—	1,157	—	—	—	1,157
Dividends on subsidiary preferred stock	—	—	—	(10)	—	—	(10)
Net loss	—	—	—	(5,736)	—	—	(5,736)

Balance at July 31, 2025 (Unaudited)	15,621,456	$156	$196,451	$666,515	$(298,291)	$100	$564,931
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.
A – Organization and Business
America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of July 31, 2026, the Company operated 94 dealerships located primarily in small cities throughout the South-Central United States.
B – Liquidity and Going Concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to meet its future financial obligations as they become due within one year after the date that the Condensed Consolidated Financial Statements are issued. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the Condensed Consolidated Financial Statements are issued. Disclosures in the notes to the Condensed Consolidated Financial Statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.
As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2026, management concluded that conditions and events existed that raised substantial doubt about the Company’s ability to continue as a going concern, and that its plans did not alleviate that doubt. That evaluation has been updated for the interim period as described below. The Company’s Credit and Guaranty Agreement with Silver Point Finance, LLC, as administrative agent, governing its senior secured term loan facility (see Note G), requires the Company to maintain compliance with certain financial covenants, including a minimum liquidity covenant and a minimum collateral coverage ratio.
During the three months ended July 31, 2026, the Company failed to comply with the minimum liquidity and minimum collateral coverage ratio covenants under the Credit and Guaranty Agreement as then in effect, and anticipated continued noncompliance with those covenants at future measurement dates (absent additional relief). The Company entered into a series of short-term forbearance agreements with its lenders, under which the lenders agreed to temporarily forbear from exercising rights and remedies in respect of such noncompliance, and, on June 19, 2026, entered into an amendment to the Credit and Guaranty Agreement (the “Amendment”) that provides covenant relief for a limited period extending through September 7, 2026 (which, on September 4, 2026, the Administrative Agent and the lenders agreed to extend to September 11, 2026 as described in Note O), which may be extended through September 21, 2026 and November 6, 2026 only if specified conditions are satisfied and subject to the Company’s satisfaction of certain milestones during that period. During the relief period, the Company must comply with certain milestones and conditions, including maintaining a special committee of independent directors, delivering certain forecasts and reports (including a 13-week cash flow budget), progressing a process to explore financing, recapitalization, restructuring, or other strategic transactions, and entering into a support agreement with the administrative agent and requisite lenders. The Company also remains subject to revised financial covenants during the relief period, including minimum liquidity of $7.0 million as of each Friday and $5.0 million at all other times and a minimum collateral coverage ratio of 1.25 to 1.00 as of June 30, 2026 and 1.20 to 1.00 as of each month-end thereafter, enhanced reporting obligations, and restrictions on taking certain material actions. In connection with the forbearance agreements and the Amendment, the Company incurred fees and costs of approximately $3.9 million. Of that amount, a $3.0 million closing payment owed by the Company to the lenders was fully earned on the effective date of the Amendment and was paid in kind by adding such amount to the outstanding principal balance under the Credit and Guaranty Agreement. This amount was recorded as debt issuance costs and is being amortized over the remaining term of the facility. In addition, approximately $0.7 million of professional fees directly attributable to the Amendment qualified for capitalization and were recorded as debt issuance costs. The remaining approximately $0.3 million consisted of legal, financial advisory and other professional fees payable to parties other than the lenders, which did not qualify for deferral and were expensed as incurred. The Amendment also increased the applicable margin under the Credit and Guaranty Agreement by 300 basis points, to 10.50% per annum with respect to term benchmark loans and 9.50% per annum with respect to base rate loans, for the remaining term of the facility, and permits the Company to pay up to 3.00% per annum of the applicable margin in kind during the relief period; $1.1 million of interest was paid in kind during the three months ended July 31, 2026. From and after the termination of the relief period, all accrued and unpaid interest is payable in cash. The Company was in compliance with the revised financial covenants and the other terms and conditions of the Credit and Guaranty Agreement, as amended, as of July 31, 2026, and has remained in compliance through the issuance date of these Condensed Consolidated Financial Statements.
If the Company fails to satisfy these milestones or the other conditions of the Amendment, or is unable to obtain further covenant relief, waivers, forbearance or financing prior to the expiration of the relief period, the lenders would be entitled to exercise remedies under the Credit and Guaranty Agreement, including acceleration of the outstanding indebtedness, which could trigger cross-default or cross-acceleration provisions under the Company’s other financing arrangements, and the Company would not have sufficient liquidity to repay such indebtedness if it were accelerated. The Company also does not currently have a revolving warehouse facility or any other additional financing available to fund the origination of finance receivables, which constrains its ability to originate new finance receivables and to serve customer demand. In addition, a Special Committee of the Company’s Board of Directors, with the assistance of independent financial and legal advisors, is conducting a review of strategic and financing alternatives intended to address the Company’s liquidity and capital structure. These conditions collectively raise substantial doubt about the Company’s ability to continue as a going concern.
The Company’s ability to continue as a going concern is dependent on its ability to obtain additional financing and to generate sufficient cash flow to meet its obligations on a timely basis. In response to these conditions, the Company has reduced finance receivable originations, lowered inventory levels, tightened underwriting standards and, during fiscal 2026, closed 60 dealership locations and reduced associated staff. Management’s plans to address these conditions further include satisfying the milestones and conditions under the June 19, 2026 amendment and further extending the related covenant relief period; completing the Special Committee’s review of strategic and financing alternatives; establishing a new revolving warehouse facility and continuing to complete asset-backed securitization transactions; and obtaining additional capital, which may include the issuance of equity or other securities, additional debt financing, the sale of assets, or other financing or capital-raising transactions. Such additional debt or equity financing or other strategic transactions may not be available to the Company on favorable terms, if at all, and the Company’s ability to pursue them is subject to prevailing market conditions, the terms of its existing indebtedness (including any required lender consents or mandatory application of proceeds), or other factors, many of which are outside the Company’s control. The potential outcomes of the strategic alternatives review, or a failure to satisfy the conditions of the June 19, 2026 amendment, could include a refinancing, recapitalization, restructuring or sale of the Company or its assets, the issuance of additional equity that would materially dilute existing stockholders, or the Company seeking protection under applicable bankruptcy or insolvency laws, any of which could result in a significant or complete loss of value to the holders of the Company’s common stock.
Management has concluded that its plans, which are subject to conditions and events outside the Company’s control and which have not been fully implemented as of the date these Condensed Consolidated Financial Statements are issued, are not probable of being effectively implemented and mitigating the conditions described above, and therefore do not alleviate the substantial doubt. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these Condensed Consolidated Financial Statements are issued. The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classifications of liabilities, that may result from the uncertainty related to the Company’s ability to continue as a going concern. See Note G for additional information regarding the Credit and Guaranty Agreement and the June 19, 2026 Amendment and Note O for subsequent events.

C – Summary of Significant Accounting Policies
General
The accompanying condensed consolidated balance sheet as of April 30, 2026, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of July 31, 2026 and 2025, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2026 are not necessarily indicative of the results that may be expected for the year ending April 30, 2027. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2026.
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
Concentration of Risk
The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 29% of revenues during the first quarter of fiscal 2027 resulting from sales to Arkansas customers.
As of July 31, 2026, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by limiting the amount it invests in one institution.
Restrictions on Distributions / Dividends
The Company’s credit facilities generally restrict distributions by the Company to its shareholders. On October 30, 2025, the Company entered into a new Credit and Guaranty Agreement that, among other things, limits the Company’s ability to repurchase shares of its common stock or make other shareholder distributions. The agreement permits additional share repurchases or other shareholder distributions only under specified exceptions (such as limited tax distributions and certain employee-related repurchases) or if certain financial thresholds and conditions are satisfied. As of July 31, 2026, the Company did not meet those conditions and, accordingly, is not permitted to repurchase shares of its common stock (other than receiving shares surrendered to pay the exercise price or tax withholding in connection with equity-based awards issued under the Company’s equity incentive plans), pay dividends, or make other distributions to its shareholders without the prior consent of the Company’s lenders. The Company was in compliance with all applicable covenants as of July 31, 2026, and has remained in compliance through the date of issuance of these Condensed Consolidated Financial Statements.
Cash Equivalents
The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.
Restricted Cash
Restricted cash is related to the financing and securitization transactions discussed below and is held by the respective securitization trusts, as well as restricted cash provided as collateral for letters of credit.
Restricted cash from collections on auto finance receivables includes collections of principal and interest payments on auto finance receivables and recovery proceeds that are restricted for payment to holders of non-recourse notes payable pursuant to the applicable agreements.
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
Restricted cash consisted of the following at July 31, 2026 and April 30, 2026:

(In thousands)	July 31, 2026	April 30, 2026

Restricted cash from collections on auto finance receivables for non-recourse notes payable	$35,531	$38,385
Restricted cash on deposit in reserve accounts for non-recourse notes payable	41,852	41,848
Restricted cash for letter of credit	5,062	4,451

Restricted Cash	$82,445	$84,684
Financing and Securitization
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
See Note D for additional information on the Company’s auto finance receivables and Note G for additional information on the Company’s non-recourse notes payable and warehouse loan facility.
The Company entered into a senior secured term loan facility executed on October 30, 2025. Borrowings under this facility are secured by substantially all of the assets of the Company and its subsidiaries and are accounted for as long-term debt. The Company recognizes interest expense over the contractual term using the effective interest method and records unamortized discounts and issuance costs as a reduction of the carrying amount of the related debt. See Note G for additional information on this senior secured term loan facility.

The Company carries the debt from the term securitization trusts on its balance sheet in recognition of the Company’s residual economic interest in the receivable pools for each transaction. The Company or one of its subsidiaries serves as the servicer for each securitization, managing collection activities as it does with its overall portfolio of receivables. The overcollateralization in each financing serves to absorb credit losses (subject to limitations) and the Company receives remaining assets of the trust upon repayment in full of the related indebtedness. The Company’s most recent securitization, 2025-4, completed in December 2025, incorporates a residual cash flow structure under which excess cash flows from the underlying pool of finance receivables, after payment of principal, interest, and trust expenses in accordance with the priority of payments, are distributed to the Company on a monthly basis over the life of the transaction. This differs from the Company’s prior securitizations, which utilized an accelerated amortization structure under which excess cash flows were applied to the repayment of the related notes.
Finance Receivables, Repossessions, Charge-offs, Allowance for Credit Losses and Contract Modifications
The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry a weighted average interest rate of approximately 17.7% using the simple effective interest method including any deferred fees. The Company originates contracts at interest rates ranging from 6.00% up to 23.00% based on the credit score of the customer and applicable state usury limits. Contract origination costs are not significant. The installment sale contracts are structured to have variable payments whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges to be collected represent the balance of interest receivable to be earned over the remaining term of the related installment contract, and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. Total earned finance charges were $6.9 million and $8.0 million at July 31, 2026 and April 30, 2026, respectively, on the Consolidated Balance Sheets.
An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday, with approximately 78% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the general decline in the value of collateral lead to prompt resolutions on problem accounts. On July 31, 2026, 4.6% of the Company’s finance receivable balances were 30 days or more past due, compared to 4.1% at April 30, 2026.
Substantially all of the Company’s installment sale contracts involve contracts made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders. Contracts made with buyers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than contracts made with buyers with better credit. At the time of originating an installment sale contract, the Company requires customers to meet certain criteria that demonstrate their intent and ability to pay for the financed principal and interest on the vehicle they are purchasing. However, the Company recognizes that its customer base is at a higher risk of default given customers’ impaired or limited credit histories.
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
A limited subset of the Company’s installment sale contracts—representing approximately 1.6% and 1.3% of total finance receivables as of July 31, 2026 and April 30, 2026, respectively—require modification due to customers entering bankruptcy protection. These modifications typically include a combination of reductions in interest rates and extensions of contract terms as part of the bankruptcy plan. When a customer enters Chapter 13 bankruptcy proceedings and includes their vehicle in the bankruptcy plan, the Company transitions the account relationship from the customer to the bankruptcy trustee upon confirmation of the customer’s bankruptcy plan. Under these circumstances, the bankruptcy trustee assumes responsibility for distributing payments to creditors on behalf of the bankruptcy court, including the Company, as allocated under the court-approved bankruptcy plan. The Company suspends its standard collections practices following the customer’s bankruptcy filing and treats these accounts as being administered by the bankruptcy trustee rather than the customer, conducting all account-related communications, payment processing, and modification activities with the trustee in accordance with the bankruptcy plan and applicable bankruptcy law. Payments received from the bankruptcy trustee are applied first to accrued interest charges and then to principal reduction if sufficient funds remain. The Company continues to identify the related receivable as current in the Company’s receivables aging records while the account is being paid through the bankruptcy court system and assesses the collectability of these accounts based on factors including the trustee’s payment history, the customer’s compliance with the bankruptcy plan, and the specific terms and duration of the court-approved plan. If the customer’s bankruptcy proceeding is dismissed, the Company’s collection process reverts back to the existing terms of the installment sale contract.
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
The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. On average, accounts were approximately 101 days and 73 days past due at the time of charge-off at July 31, 2026 and April 30, 2026, respectively. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses. The amount of net repossession and charge-off loss is also reduced by any deferred service contract and accident protection plan revenue at the time of charge-off.
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
•static annualized historical rate based on average time of charge-off; and
•expected prepayment rates based on our historical experience, which also incorporates non-standard contractual payments such as down payments made during the first ninety days or annual seasonal payments.
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
The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover net credit losses expected over the remaining life of the installment sales contracts in the portfolio at the measurement date. At July 31, 2026, the weighted average total contract term was 49.3 months, with 33.8 months remaining. The allowance for credit losses at July 31, 2026, $277.0 million, was 24.74% of the principal balance in finance receivables of $1.2 billion, less deferred accident protection plan revenue of $34.0 million, deferred service contract revenue of $32.8 million, and pending accident protection plan claims of $4.8 million. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.
In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. At July 31, 2026, anticipated losses did not exceed deferred accident protection plan revenues. No such liability was required at July 31, 2026.
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
Goodwill
Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are tested for impairment annually as of the Company’s fiscal year end, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In performing its impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that it is, or if it elects to bypass the qualitative assessment, the Company performs a quantitative test by comparing the fair value of the reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
The Company had $22.8 million of goodwill as of July 31, 2026 and April 30, 2026.
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
During the fiscal year ended April 30, 2026, the Company recognized $11.0 million of impairment related to long-lived assets associated with 60 dealership locations closed as part of the Company’s footprint optimization initiative. The impairment charges consisted of approximately $7.6 million related to fixed assets and $3.4 million related to right-of-use assets for the associated leased properties. No impairment charges related to long-lived assets were recognized during the three months ended July 31, 2026 or 2025.
Cloud Computing Implementation Costs
The Company enters into cloud computing service contracts to support its sales, inventory management, and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption on the Condensed Consolidated Statement of Operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $16.5 million and $18.3 million as of July 31, 2026 and April 30, 2026, respectively. Amortization expense of capitalized implementation costs for these arrangements was $1.8 million and $1.4 million for the three months ended July 31, 2026 and 2025, respectively.
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
Income Taxes
Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were (0.2)% and 22.5% for the three months ended July 31, 2026 and 2025, respectively. The Company recorded discrete income tax provisions of $0.3 million and $0.1 million for the three months ended July 31, 2026 and 2025, respectively, related to decreased tax benefits on share-based compensation. The fiscal 2027 rate reflects the full valuation allowance established against the net deferred tax assets of Colonial in the third quarter of fiscal year 2026. The maintenance of the valuation allowance resulted in no income tax benefit being recognized on the Company’s pre-tax loss for the period, producing an effective tax rate of approximately zero for the three months ended July 31, 2026.
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
The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before fiscal 2023.
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2026 or April 30, 2026.
As of April 30, 2026, the Company had federal net operating loss (“NOL”) carryforwards of approximately $242.0 million and state NOL carryforwards of approximately $146.4 million, each attributable to the Company’s finance subsidiary, Colonial. The federal NOLs generated after December 31, 2017 carry forward indefinitely but are limited to offsetting 80% of taxable income in any given year. State NOL carryforwards expire at various dates through fiscal 2043. In evaluating the realizability of its deferred tax assets, management considers all available positive and negative evidence, including recent operating results, projected future taxable income, the scheduled reversal of existing temporary differences, and tax planning strategies. A valuation allowance is established when, based on the weight of all available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. During the year ended April 30, 2026, the Company determined that it is more likely than not that Colonial’s net deferred tax assets will not be fully realized. As a result, the Company recorded a valuation allowance on this group’s net deferred tax asset of $53.0 million as of April 30, 2026.
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
Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved. Revenues from the sale of vehicles sold at wholesale are recognized at the time the proceeds are received. Revenues from the sale of service contracts are recognized ratably over a nine-month term for each 12,000 miles of coverage, a recognition pattern adopted in the second quarter of fiscal year 2025 as a change in accounting estimate. These service contracts provide coverage for the earlier of a stated number of miles or a stated number of months, ranging from 12,000 miles or 12 months up to 36,000 miles or 36 months. Because the Company estimates that the covered mileage is generally used before the contract’s month limit is reached, revenue is recognized over a shorter period than the stated month term — approximately nine months for a 12,000 mile (12-month) contract, 18 months for a 24,000-mile (24-month) contract, and 27 months for a 36,000-mile (36-month) contract, or from less than one year to just over two years. Service contract revenues are included in sales and the related expenses are included in cost of sales. Accident protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the contract so that revenues are recognized in proportion to the amount of cancellation protection provided. Accident protection plan revenues are included in sales and related losses are included in cost of sales as incurred. Any unearned revenue from ancillary products is charged-off at the time of repossession. Interest income is recognized on all active finance receivables accounts using the simple effective interest method. Active accounts include all accounts except those that have been paid-off or charged-off.

Sales for the three months ended July 31, 2026 and 2025 consisted of the following:

	Three Months Ended July 31,
(In thousands)	2026	2025

Sales – used autos	$45,400	$234,985
Wholesales – third party	21,020	10,794
Service contract sales	16,257	21,793
Accident protection plan revenue	7,225	8,668

Total	$89,902	$276,240
At July 31, 2026 and 2025, finance receivables more than 90 days past due were approximately $8.5 million and $7.8 million, respectively. Late fee revenues totaled approximately $1.6 million and $1.7 million for the three months ended July 31, 2026 and 2025, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the three months ended July 31, 2026 that was included in the April 30, 2026 deferred service contract revenue was $14.8 million.
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
Stock-Based Compensation
The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note K. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company recorded discrete income tax provisions of $0.3 million and $0.1 million for the three months ended July 31, 2026 and 2025, respectively, related to decreased tax benefits on share-based compensation. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires public business entities to provide enhanced disclosures of certain natural expense categories within relevant income statement captions. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company expects additional disclosures to be included in the Company’s Consolidated Financial Statements once the standard is adopted.
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
D – Finance Receivables, Net
The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which originate at interest rates ranging from 6.0% to 23.0% are collateralized by the vehicle sold and typically provide for payments over periods ranging from 14 months to 82 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. As of the fourth quarter of fiscal year 2025, the Company maintains two distinct loan pools for the purpose of estimating expected credit losses under the current expected credit loss (“CECL”) model in accordance with ASC Topic 326, Financial Instruments—Credit Losses. These pools are grouped based on origination method and are managed collectively under a unified credit risk management framework. Although not considered separate segments under applicable disclosure rules, each pool is evaluated separately for expected credit losses, and the allowance for credit losses is determined accordingly.
The components of finance receivables are as follows:

	As of
(In thousands)	July 31, 2026	April 30, 2026

Gross contract amount	$1,519,915	$1,821,480
Less unearned finance charges	(328,965)	(408,421)
Principal balance	1,190,950	1,413,059
Less: estimated insurance receivables for accident protection plan claims	(2,147)	(2,149)
Less: allowance for accident protection plan claims	(2,495)	(2,420)
Less allowance for credit losses	(276,952)	(329,901)
Finance receivables, net	909,356	1,078,589
Loan origination costs	441	578
Finance receivables, net, including loan origination costs	$909,797	$1,079,167
Changes in the finance receivables, net are as follows:

	As of July 31,
(In thousands)	2026	2025

Balance at beginning of period	$1,078,589	$1,180,010
Finance receivable originations	40,976	262,746
Finance receivable collections	(108,810)	(118,720)
Provision for credit losses	(71,559)	(103,036)
Losses on claims for accident protection plan	(7,132)	(8,595)
Inventory acquired in repossession and accident protection plan claims	(22,708)	(29,616)

Balance at end of period	$909,356	$1,182,789
Changes in the finance receivables allowance for credit losses are as follows:

	Three Months Ended July 31,
(In thousands)	2026	2025

Balance at beginning of period	$329,901	$323,100
Provision for credit losses	71,559	103,036
Charge-offs	(147,143)	(128,876)
Recovered collateral	22,635	28,810

Balance at end of period	$276,952	$326,070
Amounts recovered from previously written-off accounts were approximately $1.2 million and $0.9 million for the three months ended July 31, 2026 and 2025, respectively. These amounts are netted against recovered collateral in the table above.

The Company decreased the allowance for credit losses as a percentage of finance receivables from 25.15% at April 30, 2026 to 24.74% at July 31, 2026.
The following table presents the finance receivables that are current and past due:

(Dollars in thousands)	July 31, 2026		April 30, 2026		July 31, 2025

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$929,249	78.02%	$1,090,757	77.19%	$1,206,214	79.58%
3 - 29 days past due	207,564	17.43%	264,121	18.69%	247,549	16.33%
30 - 60 days past due	35,956	3.02%	39,541	2.80%	42,080	2.78%
61 - 90 days past due	9,710	0.82%	11,676	0.83%	12,007	0.79%
> 90 days past due	8,471	0.71%	6,964	0.49%	7,831	0.52%
Total	$1,190,950	100.00%	$1,413,059	100.00%	$1,515,681	100.00%
Accounts one and two days past due, as well as bankruptcy accounts, are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end. The Company suspends its standard collections practices following a customer’s bankruptcy filing and treats these accounts as being administered by the bankruptcy trustee rather than the customer, conducting all account-related communications, payment processing, and modification activities with the trustee in accordance with the bankruptcy plan and applicable bankruptcy law. See Note C for further discussion of customer accounts in bankruptcy. Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors. The above categories are consistent with internal operational measures used by the Company to monitor credit results.
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

	Three Months Ended July 31,
	2026	2025
Average total collected per active customer per month	$594	$585
Principal collected as a percent of average finance receivables	8.3%	7.9%
Average down-payment percentage	5.4%	4.9%
Average originating contract term (in months)	47.0	44.9

	As of July 31,
	2026	2025
Portfolio weighted average contract term, including modifications (in months)	49.3	48.3
Total dollars collected per active customer increased 1.5% year over year and principal collections as a percentage of average finance receivables increased slightly by 40 basis points compared to prior year. The portfolio weighted average contract term increased from the prior year quarter and increased slightly compared to April 30, 2026. Average originating term has increased slightly from the prior year quarter primarily due to the Company’s focus on addressing affordability for the highest risk customers by slightly increasing the maximum terms over the last year and an increase in the percentage of sales made to higher credit quality customers that qualify for longer terms.
When customers apply for financing, the Company’s proprietary scoring models rely on the customers’ credit histories and certain application information to evaluate and rank their risk. The Company obtains credit histories and other credit data that includes information such as number of different addresses, age of oldest record, high risk credit activity, job time, time at residence and other factors. The application information that is used includes income, collateral value and down payment. The scoring models yield credit grades that represent the relative likelihood of repayment. The Company has historically utilized a six-point scorecard for credit evaluation. Beginning in fiscal 2026, a new seven-rank scorecard was fully implemented, offering greater granularity and improving the accuracy of loss ratio projections. Under this enhanced scoring model, customers with the highest probability of repayment are 7-rated customers. Customers assigned a lower grade are determined to have a lower probability of repayment. For loans that are approved, the credit grade influences the terms of the agreement, such as the maximum amount financed, term length and minimum down payment. After origination, credit grades are generally not updated.
The following table presents a summary of finance receivables by credit quality indicator, as of July 31, 2026, segregated by customer score and year of origination.

	As of July 31, 2026

(Dollars in thousands)	Fiscal Year of Origination
						Prior to
Customer Rating	2027	2026	2025	2024	2023	2023	Total	%
1-2	$2,927	$59,511	$16,790	$3,701	$708	$78	$83,715	7.0%
3-4	6,049	156,079	105,197	40,730	7,559	1,552	317,166	26.7%
5-7	16,868	400,055	225,659	102,223	36,872	8,392	790,069	66.3%
Total	$25,844	$615,645	$347,646	$146,654	$45,139	$10,022	$1,190,950	100.0%

Charge-offs	$732	$76,478	$47,692	$17,045	$4,286	$910	$147,143
The following table presents a summary of finance receivables by credit quality indicator, as of July 31, 2025, segregated by customer score.

	As of July 31, 2025

(Dollars in thousands)	Fiscal Year of Origination
						Prior to
Customer Rating	2026	2025	2024	2023	2022	2022	Total	%
1-2	$32,567	$24,592	$12,365	$3,742	$552	$65	$73,883	4.9%
3-4	71,617	183,952	102,214	32,313	6,218	768	397,082	26.2%
5-7	151,763	510,742	237,276	109,996	31,229	3,710	1,044,716	68.9%
Total	$255,947	$719,286	$351,855	$146,051	$37,999	$4,543	$1,515,681	100.0%

Charge-offs	$2,241	$69,568	$37,819	$15,307	$3,586	$355	$128,876

Contract Modifications
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
The following tables present the aggregate outstanding principal balance of contracts that have been modified during the three months ended July 31, 2026 and 2025, categorized by type of modification. These modifications represent management’s efforts to work with customers experiencing financial difficulty to help them maintain their vehicle ownership while preserving asset value for the Company. The percentages shown represent the portion of the total gross finance receivables portfolio as of July 31, 2026 and 2025 that has been modified at least once during the period.

The following table presents contract modifications by type of modification for the three months ended July 31, 2026 and 2025:

	Contract Modifications by Type
(Dollars in thousands)	July 31, 2026		July 31, 2025
Type of Modification	Principal Balance	% of Portfolio	Principal Balance	% of Portfolio
Term extension	$145,631	12.2%	$192,122	12.7%
Combination (1)	3,298	0.3%	2,818	0.2%
Total	$148,929	12.5%	$194,940	12.9%
(1)These modifications result from customer bankruptcy filings and have been made in accordance with bankruptcy court requirements. They generally consist of a reduction in the contractual interest rate and/or an extension of the contract term as part of the customer’s court-approved payment restructuring plan.
The following table describes the financial effect of the modifications for each period:

Type of Modification	Three Months Ended July 31, 2026	Three Months Ended July 31, 2025

Term extension	Added a weighted average of 1.3 months to the life of contracts, which reduced monthly payment amounts to borrowers.	Added a weighted average of 1.4 months to the life of contracts, which reduced monthly payment amounts to borrowers.
Combination	Added a weighted average of 20.8 months to the life of contracts, which reduced monthly payment amounts to borrowers and/or reduced interest rates to a weighted average of 9.3%.	Added a weighted average of 22.9 months to the life of contracts, which reduced monthly payment amounts to borrowers and/or reduced interest rates to a weighted average of 8.1%.
The Company closely monitors the performance of the contracts that are modified to understand the effectiveness of its modification efforts. The following table depicts the status of contracts that have term modifications in the three months ended July 31:

	Payment Status (Principal Balance)
(In thousands)	Total	Current	3-29 Days Past Due	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due
For Three Months Ended July 31, 2026	$145,631	$109,743	$31,079	$4,521	$288	$—
For Three Months Ended July 31, 2025	$192,122	$143,015	$42,693	$5,745	$669	$—
The following table depicts the status of contracts that have term modifications due to the combination of modifications due to bankruptcies for the periods presented:

	Payment Status (Principal Balance)
(In thousands)	Total	Payment Received in Last 30 Days	Payment Received in Last 31-60 Days	Payment Received in Last 61-90 Days	Payment Received in Last 90+ Days
For Three Months Ended July 31, 2026	$3,298	$994	$696	$810	$798
For Three Months Ended July 31, 2025	$2,818	$772	$753	$605	$688

For the three months ended July 31, 2026 and 2025, customer contracts with an aggregate principal balance of $3.9 million and $4.6 million, respectively, were charged off within 12 months following contract modifications.
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
E – Property and Equipment, Net
A summary of property and equipment is as follows:

(In thousands)	July 31, 2026	April 30, 2026

Land	$11,576	$11,883
Buildings and improvements	18,686	21,718
Furniture, fixtures and equipment	24,510	25,911
Leasehold improvements	35,951	47,261
Construction in progress	313	297

Less: accumulated depreciation and amortization	(50,949)	(64,215)

Property and equipment, net	$40,087	$42,855
F – Accrued Liabilities
A summary of accrued liabilities is as follows:

(In thousands)	July 31, 2026	April 30, 2026

Employee compensation and benefits	$7,265	$9,020
Deferred sales tax (see Note C)	11,688	8,591
Fair value of contingent consideration	5,768	5,768
Accrued interest payable	990	805
Property taxes payable	1,738	1,433
Unearned revenue	5,518	5,331
Other	1,852	4,953

Total Accrued Liabilities	$34,819	$35,901

G – Debt Facilities
A summary of debt facilities is as follows:

(In thousands)	July 31, 2026	April 30, 2026

Senior secured notes payable	$304,061	$300,000
Debt issuance costs	(17,760)	(15,041)
Original issue discount	(10,200)	(10,800)
Non-cash debt discount - warrant	(9,896)	(10,478)

Senior secured notes payable, net	$266,205	$263,681

Non-recourse notes payable - 2024-2 Issuance	$41,247	$63,773
Non-recourse notes payable - 2025-1 Issuance	55,184	71,650
Non-recourse notes payable - 2025-2 Issuance	91,000	110,758
Non-recourse notes payable - 2025-3 Issuance	66,694	88,209
Non-recourse notes payable - 2025-4 Issuance	105,044	126,641
Debt issuance costs - non-recourse notes payable	(1,514)	(2,346)

Non-recourse notes payable, net	$357,655	$458,685

Total debt	$623,860	$722,366
Credit and Guaranty Agreement (Senior Secured Notes Payable)
On October 30, 2025, the Company and its subsidiaries entered into a Credit and Guaranty Agreement with Silver Point Finance, LLC, as Administrative Agent and Collateral Agent, under which the lending group extended a senior secured term loan facility in an aggregate principal amount of $300.0 million with a maturity date of October 30, 2030. In connection with the Credit and Guaranty Agreement, the Company also issued Silver Point and certain of its affiliates warrants to purchase up to 937,487 shares of the Company’s common stock at an exercise price of $22.63 per share with an expiration date of October 30, 2031.
The senior secured term loan facility is collateralized primarily by finance receivables, inventory, and equity ownership interests of certain subsidiaries of the Company and contains a guarantee by each Credit Party. Interest under the Agreement is payable monthly or quarterly, depending on the interest period selected by the Borrowers, at a benchmark or base rate plus an applicable margin. At inception, the applicable margin was (a) with respect to term benchmark loans, 7.50% per annum, and (b) with respect to base rate loans, 6.50% per annum. Effective June 19, 2026, the applicable margin was increased as described below under “First Amendment and Limited Waiver.” The facility does not require periodic principal amortization; instead, the full outstanding principal balance is payable in a single lump-sum payment at maturity.
The Credit Agreement contains various reporting and performance covenants including, but not limited to, (i) maintenance of certain financial ratios and metrics, (ii) limitations on certain amounts and types of borrowings from other sources, (iii) restrictions on certain operating activities and (iv) limitations on the payment of dividends or distributions.
First Amendment and Limited Waiver
On June 19, 2026, the Company and its subsidiaries entered into the First Amendment with Silver Point Finance, LLC, as Administrative Agent and Collateral Agent, and the lenders party thereto. The First Amendment waived specified existing and anticipated events of default and established a limited period of covenant relief. See Note B for a description of the covenant relief, the revised financial covenants, the milestones and the other conditions imposed by the First Amendment. On September 4, 2026, the Administrative Agent and the lenders agreed to extend the scheduled termination date of the relief period from September 7, 2026 to September 11, 2026. See Note O.

The First Amendment increased the applicable interest rate margin by 300 basis points, to 10.50% per annum with respect to term benchmark loans and 9.50% per annum with respect to base rate loans. The increased applicable margin applies for the remaining term of the facility. During the relief period established by the First Amendment, the Borrowers may elect to pay up to 3.00% per annum of the applicable margin in kind by adding the amount so elected to the outstanding principal balance of the loans. Amounts paid in kind constitute part of the outstanding principal balance of the loans for all purposes, including the accrual of interest. From and after the termination of the relief period, all accrued and unpaid interest on the loans is payable in cash. The maturity date of the facility was not changed.

In connection with the First Amendment and the related forbearance agreements, the Company incurred fees and costs of approximately $3.9 million. A closing payment of $3.0 million was fully earned and became due and payable on the effective date of the First Amendment and was paid in kind by adding that amount to the outstanding principal balance of the loans. This amount was recorded as debt issuance costs and is being amortized to interest expense over the remaining term of the facility. In addition, approximately $0.7 million of professional fees directly attributable to the First Amendment qualified for capitalization and were recorded as debt issuance costs. The remaining approximately $0.3 million of legal, financial advisory and other professional fees payable to parties other than the lenders did not qualify for deferral and were expensed as incurred. As a result of the closing payment paid in kind and $1.1 million of interest paid in kind, the outstanding principal balance of the facility increased from $300.0 million at April 30, 2026 to $304.1 million at July 31, 2026.
Warrants to Purchase Common Stock
In connection with the Credit and Guaranty Agreement, on October 30, 2025, the Company issued warrants to purchase an aggregate of 937,487 shares of the Company’s common stock, par value $0.01 per share, to Silver Point and certain of its affiliates at an exercise price of $22.63 per share. The Company recorded the warrants in equity at their allocated fair value and allocated the remaining proceeds from the term loan borrowing to the term loan, net of a discount.
The warrants expire on October 30, 2031. The exercise price and the number of shares underlying the warrants are subject to adjustment in the event of specified events, including a subdivision or combination of the Company’s common stock, a reclassification of the common stock, certain change of control transactions, certain rights offerings or specified dividend payments, and certain issuances or sales of common stock for consideration below the then-current exercise price, in each case subject to certain limitations as set forth in the executed agreement. Upon exercise, the aggregate exercise price may be paid, at the warrant holder’s election, in cash or on a cashless net share settlement basis, based upon the fair market value of the Company’s common stock at the time of exercise.
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
Non-Recourse Notes Payable
As of July 31, 2026, the Company has five outstanding series of asset-backed non-recourse notes (known as the “2024-2 Issuance”, “2025-1 Issuance”, “2025-2 Issuance”, “2025-3 Issuance”, and “2025-4 Issuance”). All five issuances are collateralized by installment sale contracts directly originated by the Company. Credit enhancement for the non-recourse notes payable consists of overcollateralization, a reserve account funded with an initial amount of not less than 2.0% of the pool balance, excess interest on the auto finance receivables, and in some cases, the subordination of certain payments to noteholders of less senior classes of notes. The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto finance receivables. As of July 31, 2026, the outstanding notes payable related to the term securitization transactions accrue interest predominantly at fixed rates and have scheduled maturities of August 20, 2031, June 20, 2029 and November 20, 2031, June 20, 2028 and

February 20, 2032, January 20, 2030 and July 20, 2032, and May 20, 2030 and August 20, 2032, respectively, but may be repaid earlier, depending upon collections from the underlying auto finance receivables. The original principal balance and weighted average fixed coupon rate for the outstanding securitizations are as follows:

	Original Principal Balance (in thousands)	Weighted Average Fixed Coupon Rate
2024-2	$300,000	7.44%
2025-1	200,000	6.49%
2025-2	216,000	6.27%
2025-3	171,960	5.46%
2025-4	161,264	7.02%
H – Fair Value Measurements
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
Finance receivables, net
The Company estimated the fair value of its receivables at what a third-party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios and has had a third-party appraisal in 2025 that indicates a 40.5% discount to face would be a reasonable fair value in a negotiated third-party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 40.5% discount. For financial reporting purposes these sale transactions are eliminated (Level 2).

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instruments (Level 2).
Contingent consideration	The fair value was based upon inputs from the earn-out projection (Level 2).
Senior secured note payable	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently (Level 2).
Non-recourse notes payable	The fair value was based upon inputs derived from prices for similar instruments at period end (Level 2).
The estimated fair values, and related carrying amounts, of the financial instruments and other assets included in the Company’s financial statements at July 31, 2026 and April 30, 2026 are as follows:

	July 31, 2026		April 30, 2026
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$27,532	$27,532	$46,962	$46,962
Restricted cash	82,445	82,445	84,684	84,684
Inventory - Repossessions	15,778	15,778	20,263	20,263
Finance receivables, net	909,797	708,615	1,079,167	840,770
Accounts payable	22,173	22,173	32,063	32,063
Contingent consideration	5,768	5,768	5,768	5,768
Senior secured note payable, net	266,205	266,205	263,681	263,681
Non-recourse notes payable, net	357,655	351,052	458,685	462,975
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

As of July 31, 2026, the Company has a total of 8,338,478 shares of its common stock outstanding, compared to 8,305,520 outstanding as of April 30, 2026.
J – Weighted Average Shares Outstanding
Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended July 31,
	2026	2025
Weighted average shares outstanding-basic	8,329,512	8,274,054
Dilutive options and restricted stock	—	—

Weighted average shares outstanding-diluted	8,329,512	8,274,054

Antidilutive securities not included:
Options	854,844	628,934
Warrants	937,487	—
Restricted stock	297,669	6,250
For the three months ended July 31, 2026 and 2025, the Company reported a net loss. As a result, all potentially dilutive securities, including 70,495 and 175,773 weighted-average incremental shares, respectively, determined under the treasury stock method, were excluded from the computation of diluted loss per share because their effect would have been antidilutive, and diluted loss per share equals basic loss per share. The potentially dilutive securities excluded are contained within the antidilutive securities presented in the table above.
K – Stock-Based Compensation
The Company has stock-based compensation plans under which awards of non-qualified stock options, incentive stock options and restricted stock have been or may be granted to employees, directors and certain advisors of the Company. The stock-based compensation plan being utilized at July 31, 2026 is the 2024 Equity Incentive Plan. The 2024 Equity Incentive Plan was approved by the Company’s shareholders and became effective on August 27, 2024. This plan governs all new equity-based awards granted on or after its effective date. The 2024 Equity Incentive Plan includes a reserve of 500,000 shares authorized for issuance of awards under the plan. At July 31, 2026, a total of 55,654 shares remained available for future awards under the 2024 Equity Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $(0.2) million ($(0.2) million after tax effects) and $1.2 million ($0.9 million after tax effects) for the three months ended July 31, 2026 and 2025, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.
Stock Option Awards
The Company has options outstanding under the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Stock Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. On August 29, 2018, August 26, 2020, and August 30, 2022, the shareholders of the Company approved amendments to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000, 200,000 and 185,000 shares, respectively. At July 31, 2026, a total of 618,434 shares of common stock are reserved for issuance of outstanding stock options under the Restated Option Plan. Options outstanding under the Restated Option Plan expire in the calendar years 2026 through 2034. As of July 31, 2026, there were 192,486 unvested options under the Restated Option Plan. No further awards may be granted under the Restated Option Plan.

The 2024 Equity Incentive Plan, which replaced the Restated Option Plan, provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed 10 years. As of July 31, 2026, there were 185,996 unvested options under the 2024 Equity Incentive Plan.

	Restated Option Plan	2024 Equity Incentive Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	May 09, 2034	June 03, 2036
Shares available for grant at July 31, 2026	—	55,654
The aggregate intrinsic value of outstanding options at July 31, 2026 and 2025 was $0 and $0.5 million, respectively.
The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Three Months Ended July 31,
	2026	2025
Expected terms (years)	3.3	1.9
Risk-free interest rate	4.07%	3.93%
Volatility	71%	54%
Dividend yield	—	—
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
There were 172,091 options granted during the three months ended July 31, 2026 under the 2024 Equity Incentive Plan. There were 61,318 options granted during the three months ended July 31, 2025 under the 2024 Equity Incentive Plan. The grant-date fair value of options granted during the three months ended July 31, 2026 and 2025 was $0.7 million and $0.9 million, respectively. The options were granted at fair market value on the date of grant. During the three months ended July 31, 2026, the Company’s Board of Directors also approved the grant of 288,404 additional options that are contingent on stockholder approval, at the Company’s 2026 annual meeting of stockholders to be held on September 23, 2026, of an amendment to the 2024 Equity Incentive Plan increasing the number of shares authorized for issuance under the plan. Because stockholder approval of this amendment to the plan had not been obtained as of July 31, 2026, these contingent options do not have a grant date under ASC 718, and no compensation expense has been recognized for these awards. If stockholder approval of this amendment is obtained, the grant date for accounting purposes will be the date of such stockholder approval, and the fair market value of the contingent options will be measured on that date. Generally, options vest after three to five years.
Stock option compensation expense was $(0.5) million ($(0.5) million after tax effects) and $0.3 million ($0.2 million after tax effects) for the three months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, the Company had approximately $0.9 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 1.2 years.
The Company had no options exercised for the three months ended July 31, 2026 and 2025.
As of July 31, 2026, there were 476,362 vested and exercisable stock options outstanding with an aggregate intrinsic value of $0, a weighted average remaining contractual life of 4.4 years, and a weighted average exercise price of $78.98.

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
There were 76,920 restricted shares granted during the three months ended July 31, 2026 and 29,363 restricted shares granted during the three months ended July 31, 2025. There were 297,669 unvested restricted shares outstanding as of July 31, 2026 with a weighted average grant date fair value of $41.46.
The Company recorded compensation cost of approximately $0.4 million ($0.4 million after tax effects) and $0.9 million ($0.7 million after tax effects) related to the issuance of restricted stock awards under the Restated Incentive Plan and 2024 Equity Incentive Plan during the three months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, the Company had approximately $3.2 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan and 2024 Equity Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 1.4 years.
There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2026 or during the first three months of fiscal 2027.
L – Commitments and Contingencies
Letter of Credit
The Company has standby letters of credit relating to insurance policies totaling $5.1 million and $4.7 million at July 31, 2026 and 2025, respectively.
Facility Leases
The Company leases certain dealership and office facilities under various non-cancelable operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of July 31, 2026, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Maturities of lease liabilities as of July 31, 2026	Amount (in thousands)

2027 (remaining)	$6,622
2028	8,038
2029	7,088
2030	5,856
2031	4,994
Thereafter	26,400
Total undiscounted operating lease payments	$58,998
Less: imputed interest	(11,609)
Present value of operating lease liabilities	$47,389
The $59.0 million of operating lease commitments includes $32.2 million of non-cancelable lease commitments under the lease terms and $26.8 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. For the three months ended July 31, 2026 and 2025, rent expense for all operating leases amounted to approximately $2.5 million and $2.6 million, respectively.
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
M - Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
(In thousands)	2026	2025
Supplemental disclosures:
Interest paid	$17,980	$16,850
Income taxes paid, net	225	85

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	22,708	29,616
Paid-in-kind interest added to term loan principal	1,061	—
First Amendment closing fee added to term loan principal	3,000	—
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

The CODM is provided with the following significant segment expenses within selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. Other segment items within consolidated net income (loss) are all separately disclosed on the Condensed Consolidated Statement of Operations.

	Three Months Ended July 31,
(Dollars in thousands)	2026	2025	Change

Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$25,784	$32,031	(19.5)%
Share-based compensation expense	(190)	1,157	(116.4)%
Total compensation and benefits	$25,594	$33,188	(22.9)%
Store occupancy costs	3,450	5,495	(37.2)%
Advertising costs	328	1,344	(75.6)%
Other overhead costs (1)	22,179	11,381	94.9%
Total selling, general and administrative expenses	$51,551	$51,408	0.3%
(1) Other overhead costs for the three months ended July 31, 2026 include approximately $9.6 million of legal, financial advisory and other professional fees incurred in connection with the Company’s capital restructuring efforts, including the Special Committee’s review of strategic and financing alternatives and the June 19, 2026 amendment to the Credit and Guaranty Agreement and related forbearance agreements. These fees were expensed as incurred. No comparable fees were incurred in the three months ended July 31, 2025. See Note B.
O – Subsequent Events
On August 1, 2026, Marie Persichetti became Chief Financial Officer of the Company following the resignation of the Company’s former Chief Financial Officer, Jonathan M. Collins, effective July 31, 2026.
On September 4, 2026, Silver Point Finance, LLC, as Administrative Agent and Collateral Agent, and the lenders party thereto agreed to extend the scheduled termination date of the relief period under the First Amendment and Limited Waiver to Credit and Guaranty Agreement to September 11, 2026. The Company was in compliance with the revised financial covenants and the other terms and conditions of the Credit and Guaranty Agreement, as amended, as of September 9, 2026, the issuance date of these Condensed Consolidated Financial Statements.

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
Forward-Looking Information
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future events, objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance and can generally be identified by words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements may include, but are not limited to:
•the Company’s ability to continue as a going concern;
•the Company’s review of strategic and financing alternatives and the potential outcomes of that review and its ability to execute and consummate any potential transaction;
•the covenant relief and waivers under, and the Company’s ability to satisfy the milestones and other conditions of, the June 19, 2026 amendment to the Company’s Credit and Guaranty Agreement;
•the Company’s liquidity and its efforts to preserve liquidity, including the curtailment of inventory purchases and finance receivable originations;
•the availability of capital, including through income from operations and securing additional financing to sustain and supplement operating cash flows through additional securitization transactions, warehouse credit facilities, or other sources, and the Company’s ability to consummate such financing transactions;
•maintenance of the Company’s operational infrastructure, including the continued transition to a centralized collections model and ongoing technology initiatives;
•gross profit margin percentages;
•gross profit per retail unit sold;
•future revenues and operating results;
•future credit losses;
•the Company’s collection results;
•the effects of the dealership optimization initiatives and the closing of existing dealerships;
•the Company’s ability to execute its business plan;
•future supply, demand, and affordability of used vehicles;
•seasonality; and
•the Company’s business and operating strategies and expectations.
These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results and events could differ materially from those projected in these forward-looking statements. Factors that may cause actual results and events to differ materially from the Company’s projections include those risks described elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2026, as well as:
•the existence of substantial doubt about the Company’s ability to continue as a going concern, and the effects of that disclosure on the Company’s relationships with customers, associates, suppliers, lenders and other stakeholders;
•the Company’s ability to satisfy the milestones and other conditions of the June 19, 2026 amendment to its Credit and Guaranty Agreement, to further extend the related covenant relief and waiver period beyond September 11, 2026, if needed, and to obtain further waivers, covenant relief, forbearance or financing from its lenders on acceptable terms, or at all;
•the outcome of the Company’s review of strategic and financing alternatives, including the risk that the review does not result in any transaction, results in a transaction on unfavorable terms, or is not completed in a timely manner, and the costs, timing and uncertainties associated with the review and related advisory engagements;
•the Company’s substantial level of indebtedness and its ability to service that indebtedness, and the risk that its indebtedness could be accelerated (including under cross-default or cross-acceleration provisions) and that the Company would not have sufficient liquidity to repay it;

•the Company’s ability to fund finance receivable originations, vehicle inventory purchases, debt service and operating expenses, including its ability to establish a warehouse credit facility and to continue to complete asset-backed securitization transactions;
•the curtailment of the Company’s vehicle inventory purchases and finance receivable originations and the effect of that curtailment on the Company’s sales, revenues and collections;
•the Company’s changes to customer collection practices, including the transition to a centralized collections model and the transfer of customer accounts to dealerships located farther from customers’ prior collection locations and the effect of the change on collections, revenues, and customer relationships;
•the potential need for the Company to seek protection under applicable bankruptcy or insolvency laws;
•the possibility that holders of the Company’s common stock could experience a significant or complete loss of their investment, including as a result of any restructuring, recapitalization, or dilutive issuance of equity or equity-linked securities;
•the Company’s ability to maintain compliance with the continued listing requirements of, and the continued listing of its common stock on, the Nasdaq Stock Market;
•the diversion of management’s attention from ordinary-course operations as a result of the strategic review and the Company’s liquidity and capital-structure matters;
•general economic conditions in the markets in which the Company operates, including but not limited to fluctuations in gas prices, grocery prices and employment levels, inflationary pressure on operating costs and customers’ ability to make vehicle payments;
•the availability of quality used vehicles at prices that will be affordable to the Company’s customers, including the impacts of changes in new vehicle production and sales, tariffs and trade restrictions on the automotive industry, and elevated wholesale vehicle costs;
•the availability of and access to capital through warehouse credit facilities, securitization financings or other debt or equity financing sources on terms acceptable to the Company, and any increase in the cost of capital, to support the Company’s business;
•the Company’s ability to consummate debt or equity financing transactions on terms acceptable to the Company;
•the Company’s compliance with financial covenants and other terms of its senior secured term loan, non-recourse notes payable, and any future debt facilities;
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
•future shutdowns of the federal government or changes to federal or state government assistance programs impacting the Company’s customers;
•the ability to keep pace with technological advances and changes in consumer behavior affecting our business;
•security breaches, cyber-attacks, or fraudulent activity;
•the occurrence and impact of any adverse weather events or other natural disasters affecting the Company’s dealerships or customers;
•the Company’s ability to maintain effective internal control over financial reporting following the remediation of its previously identified material weakness, and to design, implement, and maintain effective disclosure controls and procedures;
•the potential dilutive impact of outstanding warrants to purchase the Company’s common stock, if exercised, and of any other future issuances of the Company’s equity securities; and
•potential business and economic disruptions and uncertainty that may result from any future public health crises and any efforts to mitigate the financial impact and health risks associated with such developments.
The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers and investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.
Overview
America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance”

segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of July 31, 2026, the Company operated 94 dealerships located primarily in small cities throughout the South-Central United States.
The conditions affecting the Company’s liquidity and capital structure that were described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2026 continued throughout the first quarter of fiscal 2027 without material improvement. The Company continued to have no revolving credit facility or warehouse facility available to it, completed no asset-backed term funding transactions during the quarter, and obtained no new financing. The review by the special committee of the Company’s Board of Directors (the “Special Committee”) of strategic and financing alternatives, which was underway when the Form 10-K was filed, remained in progress at July 31, 2026 and has not resulted in a transaction as of the date of this report. The matters reported as subsequent events in the notes to the consolidated financial statements included in the Form 10-K developed during the quarter: the Company failed to comply with the minimum liquidity and minimum collateral coverage ratio covenants under its Credit and Guaranty Agreement as then in effect, obtained a series of short-term forbearance agreements with its lenders, and on June 19, 2026 entered into an amendment to the Credit and Guaranty Agreement (the “Amendment”) providing covenant relief for a limited period (which on September 4, 2026, the lenders agreed to extend through September 11, 2026), subject to the Company’s compliance with certain milestones and other conditions. In connection with the Amendment, the Company incurred approximately $3.9 million of fees and costs. Of that amount, a $3.0 million closing payment was added to the outstanding principal balance of the term loan and approximately $0.7 million of professional fees directly attributable to the Amendment were capitalized as debt issuance costs (see Note B). The remaining approximately $0.3 million of legal, financial advisory and other professional fees did not qualify for deferral and were expensed as incurred and included in net loss for the three months ended July 31, 2026. As described in Note B to the Condensed Consolidated Financial Statements, these conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern.
Although the Company collects a substantial amount from customers each month, under the accelerated amortization structure that applies to most of its outstanding securitizations a significant portion of those collections is applied directly to the repayment of non-recourse notes, which limits the cash available to fund vehicle inventory purchases and finance receivable originations. The Company’s response to these constraints, which began during fiscal 2026 and continued through the first quarter of fiscal 2027, has included curtailing vehicle inventory purchases and finance receivable originations, tightening underwriting standards, consolidating 60 dealership locations into nearby dealerships and reducing associated staff, significantly reducing capital expenditures, and suspending dealership acquisitions. The Company is also prohibited under its current financing arrangements from repurchasing shares of its common stock or paying dividends without the consent of its lenders. That curtailment, rather than any change in underlying customer demand, is the principal driver of substantially every period-over-period comparison discussed in this Item 2.
Total revenues for the first three months of fiscal 2027 decreased 57.3% to $145.8 million, and the Company reported a net loss attributable to common stockholders of $69.0 million, or $8.28 per diluted share, compared to a net loss of $5.7 million, or $0.69 per diluted share, in the prior year period. Retail units sold decreased 81.9% to 2,450 units. The effects of the capital and inventory constraints intensified during the quarter. Compared to April 30, 2026, inventory decreased to $35.2 million from $54.1 million, finance receivables, net, decreased $169.4 million, or 15.7%, to $909.8 million, and cash, cash equivalents and restricted cash decreased $21.7 million to $110.0 million. The Company expects the ongoing capital and inventory constraints to continue to adversely affect its revenues and operating results in future periods. The extent and duration of those impacts will depend, in part, on the Company’s ability to improve liquidity and increase inventory purchases and finance receivable originations.
The Company’s cost structure is relatively fixed, as interest expense and the provision for credit losses are functions of a finance receivables portfolio originated in prior periods rather than of current-period sales. The Company’s operating results are therefore sensitive to changes in sales volume. Because the Company’s reduction in sales during the first quarter of fiscal 2027 was substantially greater than the reduction in the Company’s cost base during the period, the Company’s expenses during the current quarter as a percentage of sales were substantially higher than the prior year quarter, although cost of sales and the provision for credit losses each declined in absolute dollars.

Collections on finance receivables were the Company’s principal source of operating cash during the first quarter of fiscal 2027. In connection with the Company’s consolidation of 60 dealership locations during fiscal 2026, the Company transferred the servicing and collection of the associated customer accounts to nearby dealerships or to the Company’s centralized collections department. The Company’s rollout of its centralized collections model, which began in the fourth quarter of fiscal 2026, continued through the first quarter of fiscal 2027. Because the model is still in the early stages of operation and its effectiveness over a full collections cycle has not yet been demonstrated, its ultimate effect on collections and credit losses is uncertain, and a shortfall in collections would directly reduce the cash available to the Company. Total collections of principal, interest, and late fees for the quarter decreased $19.2 million, or 10.5%, to $164.4 million compared to $183.6 million in the prior year period, and collections of principal as a percentage of average finance receivables were 8.3%, compared to 7.9% in the prior year period. Net charge-offs were $124.5 million for the quarter, compared to $100.1 million in the prior year period, on a portfolio 23.1% smaller, reflecting a combination of operational and macroeconomic factors. The Company began rolling out a centralized collections function in the fourth quarter of fiscal year 2026, consolidating account servicing that had previously been performed at the dealership level, and completed the transition during the first quarter of fiscal year 2027 in connection with the transition of the consolidated dealerships. The ramp-up spanned both periods and included the migration of active accounts to the centralized platform, the hiring and training of collections staff, and the implementation of standardized contact and workflow procedures. Collections activity during this ramp-up period reflected the operational demands of the transition, and delinquency and charge-off performance on the affected accounts was elevated relative to the Company’s historical experience. Separately, continued fuel and cost-of-living pressure weighed on the Company’s customers throughout the quarter. Accounts over 30 days past due were 4.6% at July 31, 2026, compared to 4.1% at April 30, 2026.

Three Months Ended July 31, 2026 vs. Three Months Ended July 31, 2025
Consolidated Operations
(Operating Statement)

			% Change	As a % of Sales
			2026
	Three Months Ended July 31,		vs.	Three Months Ended July 31,
(Dollars in thousands except Operating Data)	2026	2025	2025	2026	2025
Revenues:
Sales	$89,902	$276,240	(67.5)%	100.0%	100.0%
Interest and other income	55,849	65,072	(14.2)	62.1	23.6
Total revenues	145,751	341,312	(57.3)%	162.1%	123.6%

Costs and expenses:
Cost of sales, excluding depreciation	70,266	175,080	(59.9)	78.2	63.4
Selling, general and administrative	51,551	51,408	0.3	57.3	18.6
Provision for credit losses	71,559	103,036	(30.5)	79.6	37.3
Interest expense	19,226	17,042	12.8	21.4	6.2
Depreciation and amortization	1,802	2,139	(15.8)	2.0	0.8
Loss on disposal of property and equipment	178	9	1877.8	0.2	—
Total	214,582	348,714	(38.5)%	238.7%	126.3%

Pretax loss	$(68,831)	$(7,402)		(76.6)%	(2.7)%

Operating Data:
Retail units sold	2,450	13,568	(81.9)
Wholesale sales (in thousands)	$21,020	$10,794	94.7
Average dealerships in operation	94	154	(39.0)
Average units sold per dealership per month	8.7	29.4	(70.4)
Average retail sales price, excluding ancillary products	$18,530	$17,319	7.0
Gross profit per retail unit sold	$8,015	$7,456	7.5
Same store revenue growth	(47.5)%	(4.1)%

Period End:
Dealerships open	94	154
Accounts over 30 days past due	4.6%	4.1%
Total revenues decreased $195.6 million, or 57.3%, for the three months ended July 31, 2026 as compared to the same period in the prior fiscal year. Sales decreased $186.3 million, or 67.5%, and interest and other income decreased $9.2 million, or 14.2%. The decrease in sales was primarily the result of the curtailment of vehicle inventory purchases and finance receivable originations undertaken to preserve liquidity, which limited the volume of inventory available for sale, together with the consolidation of 60 dealership locations during fiscal 2026, which reduced the Company’s active dealership count from 154 to 94. Retail units sold decreased 11,118 units, or 81.9%, to 2,450 units. The decrease in retail volume was partially offset by an increase in third-party wholesale sales, which rose to $21.0 million from $10.8 million.

The increase primarily reflects a change in disposition strategy rather than a change in repossession activity. With limited capital available to fund new originations, the Company began wholesaling substantially all repossessed vehicles in late May to accelerate cash conversion, rather than retaining a portion of those units for retail sale as it had historically. The decrease in interest and other income reflects the decline in average finance receivables, net, which decreased $187.6 million, or 15.9%, from the prior year period as originations were reduced and the portfolio continued to amortize.
The cost of sales as a percentage of sales increased to 78.2% for the three months ended July 31, 2026 compared to 63.4% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 21.8% for the current year period compared to 36.6% for the prior year period. In dollar terms, gross profit decreased $81.5 million, or 80.6%. The decline in gross margin resulted principally from the increased proportion of third-party wholesale sales, which represented 23.4% of total sales in the current year period compared to 3.9% in the prior year period and which were sold at an aggregate loss of $4.7 million as the Company made a decision to sell more repossessed vehicles through wholesale channels, rather than re-retailing them, as part of its capital management strategy, together with the fixed and semi-fixed components of cost of sales being spread over a substantially reduced retail sales base.
Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles the Company sells generally narrows on a percentage basis because the Company must offer affordable prices to its customers. The average retail sales price, excluding ancillary products, for the first quarter of fiscal 2027 was $18,530, an increase of $1,211, or 7.0%, over the prior year quarter.
Selling, general and administrative (“SG&A”) expenses as a percentage of sales increased to 57.3% for the three months ended July 31, 2026 compared to 18.6% for the same period in the prior fiscal year. The increase in the percentage is principally a function of the substantially reduced sales base. In absolute terms, SG&A expenses were essentially unchanged, increasing $0.1 million, or 0.3%, from the same period in the prior fiscal year. This aggregate result reflects two offsetting drivers. The Company incurred $9.6 million in professional and advisory fees in connection with the Special Committee’s ongoing review of strategic and financing alternatives intended to address the Company’s liquidity and capital structure, and $4.1 million of expense associated with the retention program approved by the Board of Directors on June 3, 2026 for senior management and other key employees, which was intended to support operational stability during that review. Excluding these two items, all other SG&A expenses decreased $13.5 million, or 26.3%, from the same period in the prior fiscal year, consistent with the reduction in the Company’s footprint.
Provision for credit losses as a percentage of sales was 79.6% for the three months ended July 31, 2026 compared to 37.3% for the same period in the prior fiscal year. In overall dollars, the provision for credit losses decreased $31.5 million, or 30.5%, in the first quarter of fiscal 2027 compared to the same period of the prior fiscal year, reflecting the smaller finance receivables portfolio. The increase in the provision as a percentage of sales is primarily a function of the substantially reduced sales base resulting from the curtailment of inventory purchases and finance receivable originations undertaken to preserve liquidity.
Interest expense for the three months ended July 31, 2026 as a percentage of sales increased to 21.4%, from 6.2% for the prior year period. In dollar terms, interest expense increased $2.2 million, or 12.8%. The increase reflects interest on the senior secured term loan entered into on October 30, 2025, together with the amortization of debt issuance costs, original issue discount and warrant discount associated with that facility. The applicable margin on the term loan was 7.50% per annum over the term benchmark rate through June 18, 2026 and, as a result of the Amendment, 10.50% per annum over the term benchmark rate for the remainder of the period. Of the interest expense recognized on the facility during the quarter, $1.1 million was paid in kind by adding such amount to the outstanding principal balance rather than in cash. The effect of the term loan was partially offset by lower interest expense on the Company’s asset-backed non-recourse notes payable, the outstanding balance of which declined from $610.8 million at July 31, 2025 to $357.7 million at July 31, 2026 as those notes amortized from collections on the underlying auto finance receivables, and by the absence of any interest on a revolving credit facility. The Company repaid and retired its revolving line of credit on October 30, 2025. As a result, total outstanding debt decreased from $775.1 million at July 31, 2025 to $623.9 million at July 31, 2026, a reduction of 19.5%, while interest expense increased, reflecting the higher cost of the senior secured term loan relative to the borrowings it replaced. Interest expense increased as a percentage of sales principally because the Company sold substantially fewer vehicles during the period as a result of the curtailment of vehicle inventory purchases and finance receivable originations undertaken to preserve liquidity, which reduced the sales base.

Financial Condition
The following table sets forth the major balance sheet accounts of the Company as of the dates specified:

(In thousands)	July 31, 2026	April 30, 2026
Assets:
Finance receivables, net of allowance for credit losses	$909,797	$1,079,167
Inventory	35,194	54,074
Income tax receivable, net	3,600	3,524
Property and equipment, net	40,087	42,855

Liabilities:
Accounts payable and accrued liabilities	$56,992	$67,964
Deferred revenue	66,811	96,414
Deferred tax liabilities, net	34,207	34,207
Senior secured note payable, net	266,205	263,681
Non-recourse notes payable, net	357,655	458,685
Finance receivables, net, decreased $169.4 million, or 15.7%, since April 30, 2026 and decreased $273.7 million, or 23.1%, since July 31, 2025, while total revenues decreased 57.3% for the three months ended July 31, 2026 compared to the same period in the prior fiscal year. The decline in finance receivables reflects the curtailment of finance receivable originations undertaken to preserve liquidity, together with continued collections and charge-offs on the existing portfolio.
During the first three months of fiscal 2027, inventory decreased by $18.9 million, or 34.9%, compared to April 30, 2026, reflecting the Company’s curtailment of vehicle inventory purchases to preserve liquidity together with the disposition of vehicles via wholesale channels. Annualized inventory turns were 6.3 for the current year quarter compared to 6.2 for the prior year first quarter. The reduction in inventory levels has constrained, and is expected to continue to constrain, the Company’s retail sales volumes.
Property and equipment, net, decreased by $2.8 million at July 31, 2026 as compared to April 30, 2026. The decrease reflects $1.8 million in depreciation expense and disposals of property and equipment which resulted in a $0.2 million loss on disposal and generated cash proceeds of $0.9 million, partially offset by $0.1 million of expenditures during the three months ended July 31, 2026.
Accounts payable and accrued liabilities decreased by $11.0 million, or 16.1%, at July 31, 2026 as compared to April 30, 2026, related primarily to the reduction in vehicle inventory purchases, lower expenses related to fewer stores and the timing of payments and check clearings.
Deferred revenue decreased $29.6 million, or 30.7%, at July 31, 2026 as compared to April 30, 2026, consisting of an $11.0 million decrease in deferred accident protection plan revenue and an $18.6 million decrease in deferred service contract revenue, primarily resulting from the decrease in units sold.
Deferred income tax liabilities, net, were unchanged at July 31, 2026 as compared to April 30, 2026.
The Company had $357.7 million and $458.7 million of notes payable outstanding related to asset-backed term funding transactions as of July 31, 2026 and April 30, 2026, respectively. These non-recourse notes issued by the Company accrue interest at fixed rates with a weighted average rate of 6.6% as of July 31, 2026 and April 30, 2026. The Company did not complete any asset-backed term funding transactions during the three months ended July 31, 2026. The $101.0 million reduction in the outstanding balance during the quarter reflects scheduled and accelerated amortization from collections on the underlying auto finance receivables. Most of the Company’s outstanding securitizations use an accelerated amortization structure under which a significant portion of collections is applied directly to the repayment of the related non-recourse notes, which reduces the amount of collections available to the Company to fund vehicle inventory purchases, finance receivable originations, and other operating needs. See Note G to the Condensed Consolidated Financial Statements for further details on the non-recourse notes payable.

The Company repaid and terminated its $350.0 million asset-backed revolving line of credit on October 30, 2025, using a portion of the proceeds of its senior secured term loan, and terminated its $150.0 million amortizing warehouse loan facility in November 2025. Neither facility is available to the Company, and the Company does not currently have a revolving credit facility or warehouse facility available to fund the origination of finance receivables. Historically, income from operations, together with borrowings on the revolving credit facilities and securitized debt, funded the Company’s finance receivables growth and capital asset purchases. During the three months ended July 31, 2026, the carrying value of the Company’s total debt decreased $98.5 million, from $722.4 million at April 30, 2026 to $623.9 million at July 31, 2026, consisting of the $101.0 million reduction in non-recourse notes payable, partially offset by a $2.5 million increase in the carrying value of the senior secured note payable. The outstanding principal balance of the senior secured term loan increased $4.1 million, from $300.0 million at April 30, 2026 to $304.1 million at July 31, 2026, reflecting the $3.0 million closing fee and $1.1 million of interest, each of which was paid in kind by addition to the outstanding principal balance pursuant to the Amendment. Unamortized debt issuance costs and debt discounts, which are presented as reductions of the carrying value of the debt, increased by a net $1.6 million, reflecting the addition of the $3.0 million closing fee and $0.7 million of professional fees directly attributable to the Amendment that qualified for capitalization, partially offset by $2.1 million of amortization of debt issuance costs and debt discounts.

Liquidity and Capital Resources
The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows:

	Three Months Ended July 31,
(In thousands)	2026	2025
Operating Activities:
Net loss	$(68,980)	$(5,736)
Provision for credit losses	71,559	103,036
Losses on claims for accident protection plan	7,132	8,595
Depreciation and amortization	1,802	2,139
Amortization of debt issuance costs	2,956	1,269
Stock based compensation	(190)	1,157
Deferred income taxes	—	608
Finance receivable originations	(40,976)	(262,746)
Finance receivable collections	108,810	118,720
Accrued interest on finance receivables	1,110	(713)
Inventory	41,514	28,618
Accounts payable and accrued liabilities	(12,178)	3,205
Deferred accident protection plan revenue	(10,970)	(578)
Deferred service contract revenue	(18,633)	(455)
Income taxes, net	(76)	(2,255)
Other	(2,811)	(782)
Net cash provided by (used in) operating activities	$80,069	$(5,918)

Investing activities:
Purchases of property and equipment	$(90)	$(459)
Proceeds from sale of property and equipment	881	20
Net cash provided by (used in) investing activities	$791	$(439)

Financing activities:
Issuance of common stock	$29	$69
Purchase of common stock	(25)	(71)
Dividend payments	(10)	(10)
Change in cash overdrafts	—	6,162
Debt issuance costs	(662)	(1,708)
Non-recourse notes payable, net	(101,861)	38,501
Revolving line of credit, net	—	(39,696)
Net cash provided by (used in) financing activities	$(102,529)	$3,247

(Decrease) increase in cash, cash equivalents, and restricted cash	$(21,669)	$(3,110)
The primary drivers of the Company’s operating results and cash flows are (i) sales volume, (ii) interest income on finance receivables, (iii) gross margin on vehicle sales, and (iv) credit losses, a significant portion of which relates to the collection of principal on finance receivables. Historically, most or all of the cash generated from operations has been used to fund growth in finance receivables, capital expenditures, and, when applicable, common stock repurchases, with any excess of these uses over cash from operations funded through borrowings under revolving credit facilities and the issuance of asset-backed non-recourse notes.
As described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2026, the Company’s available liquidity is constrained, principally due to the amortization structure of its outstanding asset-backed securitization trusts, the restrictive covenants under the Company’s senior secured term loan, and the Company’s inability, to date, to secure a revolving warehouse credit facility or other additional financing. These conditions continued throughout the three months ended July 31, 2026 without material improvement. The Company collects a significant amount of payments each month from customers, consisting of principal, interest, and fee payments on its finance receivables portfolio, but under the accelerated amortization structure that applies to most of its outstanding securitizations, a significant portion of those collections is paid directly to the trusts to retire outstanding non-recourse notes, leaving a reduced amount available to the Company to fund vehicle inventory purchases, finance receivable originations, and other operating needs. A revolving credit or warehouse facility would allow the Company to draw against the facility to fund operations and bridge the difference between the collections retained by the trusts and the Company’s near-term funding needs. Without such a facility, the Company has relied on the reduced pool of collections it retains after trust paydowns, together with cash on hand. During the three months ended July 31, 2026, the outstanding balance of the Company’s non-recourse notes payable was reduced by $101.0 million through scheduled and accelerated amortization funded by collections on the underlying finance receivables.
Net cash provided by operating activities was $80.1 million for the three months ended July 31, 2026, compared to net cash used in operating activities of $5.9 million for the three months ended July 31, 2025. The change principally reflects the Company’s continued actions to preserve capital and liquidity, including (i) a reduction in finance receivable originations to $41.0 million from $262.7 million in the prior year period, which deployed substantially less cash into new installment sale contracts, and (ii) a drawdown of vehicle inventory, which provided $41.5 million of operating cash as vehicles sold were not replenished, together with (iii) finance receivable collections of $108.8 million, partially offset by (iv) the net loss for the period. Net cash used in financing activities of $102.5 million consisted primarily of $101.9 million of net repayments of non-recourse notes payable. As a result, cash, cash equivalents, and restricted cash decreased $21.7 million during the quarter, to $110.0 million at July 31, 2026. Finance receivables, net, decreased by $169.4 million from April 30, 2026 to July 31, 2026.
The purchase price the Company pays for a vehicle has a significant effect on its liquidity and capital resources, as selling prices are largely tied to acquisition costs. Higher purchase costs generally require higher selling prices, which can make it more difficult to maintain gross margin percentages and contract terms consistent with historical results, given customers’ limited incomes and the need to keep payments affordable. During the three months ended July 31, 2026, the effect of vehicle acquisition costs on liquidity continued to be magnified by the Company’s constrained access to origination capital. Because each vehicle purchased consumes a greater share of the Company’s available capital, higher per-unit costs further limit the volume of vehicles the Company can purchase, finance, and carry in inventory, contributing to the reduction in finance receivable originations and retail units sold during the quarter. Several external factors influence acquisition costs, including reduced volumes of new car sales—particularly of domestic brands—which constrain used-vehicle supply, and broader economic conditions, which affect auction and wholesale activity. Tariffs imposed on the automotive industry have also increased procurement costs, and future tariffs, trade restrictions, or declines in new car sales could further increase vehicle costs or make sourcing more difficult. The Company expects tight used-vehicle supply, elevated demand for the types of vehicles the Company sells, and ongoing tariff uncertainty to keep purchase costs, and resulting sales prices, elevated in the near term.
The Company’s liquidity and operating capital are also influenced by its credit losses. Macroeconomic factors, such as unemployment and general inflation affecting both essential and discretionary goods, can significantly affect collection results and, consequently, credit losses. As customers continue to face rising costs for non-discretionary items such as childcare, insurance, groceries, and fuel, their ability to meet vehicle payment obligations may be strained. To mitigate these risks, the Company has continued to make refinements to its underwriting standards to improve the credit quality of new originations and has enhanced its collections infrastructure, including an upgraded payments platform that offers customers multiple payment options and has facilitated a shift toward online payments. The Company completed its transition to a centralized collections model during the first quarter of fiscal year 2027; the model is designed to improve consistency and efficiency while preserving individualized, dealership-level customer engagement.
The Company’s business model relies on leasing the majority of the properties where its dealerships are located. As of July 31, 2026, the Company leased approximately 83% of its dealership properties. The $59.0 million of operating lease commitments includes $32.2 million of non-cancelable lease commitments under the lease terms and $26.8 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. The Company expects to continue to lease the majority of the properties where its dealerships are located.
The Company’s principal sources of liquidity currently consist of cash on hand and cash flows from operations, including the portion of collections on finance receivables retained by the Company after required payments to the securitization trusts. At July 31, 2026, the Company had approximately $27.5 million of unrestricted cash and cash equivalents, compared to approximately $47.0 million at April 30, 2026. The Company’s restricted cash of $82.4 million at July 31, 2026 consists primarily of collections on auto finance receivables restricted for payment to the holders of non-recourse notes payable and deposits in reserve accounts for the benefit of those noteholders, together with cash collateralizing letters of credit, and is not available to fund the Company’s operations. The Company does not currently have a revolving credit facility, warehouse facility, or other committed source of additional financing available to it: the Company’s revolving line of credit was repaid and retired on October 30, 2025 using a portion of the proceeds of the senior secured term loan. The Company completed no asset-backed term funding transactions during the three months ended July 31, 2026. The absence of available financing constrains the Company’s ability to fund vehicle inventory purchases and to originate new finance receivables.
The Company’s senior secured term loan under the Credit and Guaranty Agreement requires compliance with financial and other covenants, including a minimum liquidity covenant and a minimum collateral coverage ratio. As described in Note B and Note G to the Condensed Consolidated Financial Statements, during the three months ended July 31, 2026 the Company failed to comply with the minimum liquidity and minimum collateral coverage ratio covenants as then in effect, obtained a series of short-term forbearance agreements with its lenders, and on June 19, 2026 entered into an amendment to the Credit and Guaranty Agreement providing covenant relief for a limited period extending through September 7, 2026 (which on September 4, 2026 the administrative agent and the lenders agreed to extend to September 11, 2026), which may be extended through September 21, 2026 and November 6, 2026 only if specified conditions are satisfied. During the relief period, the Company must satisfy certain milestones and conditions, including maintaining a special committee of independent directors, delivering weekly and monthly forecasts and reports (including a 13-week cash flow budget), progressing a process to explore potential financing, recapitalization, restructuring, or other strategic transactions, and entering into a support agreement with the administrative agent and requisite lenders. The Company is also subject to revised financial covenants, including minimum liquidity of $7.0 million as of each Friday and $5.0 million at all other times and a minimum collateral coverage ratio of 1.25 to 1.00 as of June 30, 2026 and 1.20 to 1.00 as of each month-end thereafter, as well as enhanced reporting obligations and restrictions on taking certain material actions. In connection with the forbearance agreements and the Amendment, the Company incurred fees and costs of approximately $3.9 million. Of that amount, a closing payment of $3.0 million was fully earned on the effective date of the Amendment and was paid in kind by adding such amount to the outstanding principal balance under the Credit and Guaranty Agreement. The amount was recorded as debt issuance costs and is being amortized over the remaining term of the facility. In addition, approximately $0.7 million of professional fees directly attributable to the Amendment qualified for capitalization and were recorded as debt issuance costs. The remaining approximately $0.3 million consisted of legal, financial advisory and other professional fees, which did not qualify for deferral and were expensed as incurred. The Company was in compliance with the revised financial covenants and the other terms and conditions of the Credit and Guaranty Agreement, as amended, as of July 31, 2026, and has remained in compliance through the date of this report.
If the Company fails to satisfy the covenants, milestones, and conditions under the Credit and Guaranty Agreement and the Amendment, or is unable to obtain further covenant relief, waivers, forbearance or financing before the relief period expires, the lenders would be entitled to exercise remedies under the Credit and Guaranty Agreement, including acceleration of the outstanding indebtedness, which could trigger cross-default or cross-acceleration provisions under the Company’s other financing arrangements. The Company would not have sufficient liquidity to repay such indebtedness if it were accelerated.
The Company’s material cash requirements over the next twelve months consist primarily of debt service on the senior secured term loan and the non-recourse notes payable, operating lease payments, vehicle inventory purchases and finance receivable originations to the extent available liquidity permits, compensation and other operating costs, and professional and advisory fees associated with the strategic alternatives review and the Company’s financing arrangements. The Company expects capital expenditures to remain limited to essential maintenance requirements.
The Company’s plans are focused on (i) maintaining efficient operations, (ii) managing the size and composition of its finance receivables portfolio in light of available liquidity, and (iii) reducing outstanding debt. The Company is pursuing additional liquidity through potential financing sources, including additional securitized borrowings, warehouse facilities, and other debt or equity arrangements, and a Special Committee of the Board of Directors, with the assistance of independent financial and legal advisors, is conducting a review of strategic and financing alternatives intended to address the Company’s liquidity and capital structure. That review remained in progress at July 31, 2026 and has not resulted in a transaction. There can be no assurance that any financing or strategic transaction will be available or completed on acceptable terms, or at all, and these plans have not alleviated the substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. Unless and until the Company obtains additional financing or completes one or more strategic transactions, the Company expects its liquidity to remain constrained and to continue to limit vehicle inventory purchases and finance receivable originations, which will continue to adversely affect its revenues, operating results, cash flows and its ability to continue as a going concern. See Note B (Liquidity and Going Concern) to the Condensed Consolidated Financial Statements.
The Company remains restricted from paying dividends and repurchasing shares of its common stock under its current financing arrangements.
Off-Balance Sheet Arrangements
The Company has three standby letters of credit relating to insurance policies totaling $5.1 million at July 31, 2026.
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
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2026.
Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the Company’s estimates. The Company believes the most significant estimate made in the preparation of the Condensed Consolidated Financial Statements in Item 1 relates to the determination of its allowance for credit losses, which is discussed below. The Company’s accounting policies are discussed in Note C to the Condensed Consolidated Financial Statements in Item 1.
The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At July 31, 2026, the weighted average contract term was 49.3 months with 33.8 months remaining. At July 31, 2025, the weighted average total contract term was 48.3 months with 35.7 months remaining. The allowance for credit losses at July 31, 2026, $277.0 million, was 24.74% of the principal balance in finance receivables of $1.2 billion, less unearned accident protection plan revenue of $34.0 million, unearned service contract revenue of $32.8 million, and pending APP claims of $4.8 million. The Company increased the allowance for credit losses as a percentage of finance receivables from 23.35% at July 31, 2025 to 24.74% at July 31, 2026 and decreased it slightly from 25.15% at April 30, 2026.
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
Recent Accounting Pronouncements
Occasionally, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies which the Company will adopt as of the specified effective date. Unless otherwise discussed, the Company believes the implementation of recently issued standards which are not yet effective will not have a material impact on its Condensed Consolidated Financial Statements upon adoption.
In October 2023, the FASB issued an accounting pronouncement (ASU 2023-06) related to disclosure or presentation requirements for various subtopics in the FASB’s Accounting Standards Codification (“Codification”). The amendments in the update are intended to align the requirements in the Codification with the U.S. Securities and Exchange Commission’s (“SEC”) regulations and facilitate the application of GAAP for all entities. The effective date for each amendment is the date on which the SEC removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the Codification and will not become effective for any entity. Early adoption is prohibited. We do not expect this update to have a material impact on our Condensed Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires public business entities to provide enhanced disclosures of certain natural expense categories within relevant income statement captions. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company expects additional disclosures to be included in the Company’s Consolidated Financial Statements once the standard is adopted.
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
Seasonality
Historically, the Company’s third fiscal quarter (November through January) has been the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) have historically been the busiest times for vehicle sales. Therefore, the Company has generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, the Company’s current capital and liquidity constraints, including the curtailment of vehicle inventory purchases and finance receivable originations, had a significant adverse effect on the Company’s operating results for the first quarter of fiscal 2027. Unless and until the Company’s liquidity position improves and inventory purchases and contract originations return to normalized levels, seasonal trends may not be a reliable indicator of future performance, as the Company’s capital constraints may continue to reduce or override the effect of historical seasonal patterns on the Company’s revenue and operating results.
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
Interest rate risk. The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its senior secured note, and the interest rates charged to the Company under its senior secured note fluctuate based on its primary lender’s base rate of interest. The Company had an outstanding balance on its secured note of $304.1 million at July 31, 2026. The impact of a 1% increase in interest rates would result in increased annual interest expense of approximately $3 million and a corresponding decrease in net income before income tax.
The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed annual interest rate based on the Company’s contract interest rate as of the origination date of the installment sale contract, while its senior secured term loan bears interest at a variable rate that fluctuates with market interest rates. The Company’s finance receivables carry annual interest rates ranging from 6.00% to 23.00%. The primary interest rate on the Company’s senior secured note payable is generally SOFR plus 10.50%.
Item 4. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2026.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Form 10-K for the fiscal year ended April 30, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company is authorized to repurchase shares of its common stock under its common stock repurchase program. On December 14, 2020, the Board of Directors authorized the repurchase of up to an additional one million shares along with the balance remaining under its previous authorization approved and announced on November 16, 2017. No shares were repurchased under the Company’s stock repurchase program during the first quarter of fiscal year 2027.
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
The Company is also currently restricted in its ability to pay dividends or make other distributions to its shareholders, including repurchasing shares of its common stock, without the consent of its lenders under the Company’s Credit and Guaranty Agreement. Please see Note C (Summary of Significant Accounting Policies - Restrictions on Distributions/Dividends) to the Condensed Consolidated Financial Statements for more information regarding this limitation.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
During the three months ended July 31, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on February 19, 2014).

10.1	Independent Director Agreement, dated May 22, 2026, among AP Advisors LLC, Adam C. Paul and the Company (inc. by ref. to Exhibit 10.1 to 8-K filed May 29, 2026).

10.2	Form of Retention Award Agreement (inc. by ref. Exhibit 10.1 to 8-K filed June 5, 2026).

10.3	Form of Retention Option Agreement (Initial Option Grants) (inc. by ref. to Exhibit 10.2 to 8-K filed June 5, 2026).

10.4	Form of Retention Option Agreement (Contingent Option Grants) (inc. by ref. to Exhibit 10.3 to 8-K filed June 5, 2026).

10.5
First Amendment and Limited Waiver to Credit and Guaranty Agreement, dated June 19, 2026, among the Company, Colonial Auto Finance, Texas Car-Mart, the guarantors and lenders party thereto, and Silver Point Finance, LLC, as Administrative Agent and Collateral Agent (inc. by ref. to Exhibit 10.1 to 8-K filed June 25, 2026).

10.6	Independent Director Agreement, dated June 23, 2026, among Jackson Square Advisors, LLC, Gilbert E. Nathan and the Company (inc. by ref. to Exhibit 10.2 to 8-K filed June 25, 2026).

10.7	Independent Director Agreement, dated June 23, 2026, among Bluerose Associates, LLC, Michael J. Wartell and the Company (inc. by ref. to Exhibit 10.3 to 8-K filed June 25, 2026).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

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

America’s Car-Mart, Inc.

By:	/s/ Douglas W. Campbell
Douglas W. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Marie Persichetti
Marie Persichetti
Chief Financial Officer
(Principal Financial Officer)
Dated: September 9, 2026